Form 10-Q
period 2001-03-31
INTROGEN THERAPEUTICS INC
filed 2001-05-14
CIK 1018710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934 FOR THE
         QUARTERLY PERIOD ENDED MARCH 31, 2001.

         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934 FOR THE
         TRANSITION PERIOD FROM  ______ TO _____.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At March 31, 2001, 21,285,292 shares of common stock of the Registrant were outstanding.

                           INTROGEN THERAPEUTICS, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE NO.
-------           ---------------------                                 --------
Item 1.           Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets - as of
                    March 31, 2001 (unaudited) and June 30,
                    2000..............................................     3

                  Condensed Consolidated Statements of Operations
                    for the Three Months and Nine Months Ended
                    March 31, 2001 and March 31, 2000 (unaudited) ....     4

                  Condensed Consolidated Statements of Cash Flows for
                    the Three Months and Nine Months Ended March 31,
                    2001 and March 31, 2000 (unaudited)...............     5

                  Unaudited Notes to Condensed Consolidated Financial
                    Statements........................................     6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............     9

Item 3.           Quantitative and Qualitative Disclosures About
                    Market Risk.......................................    22



PART II.          OTHER INFORMATION                                     PAGE NO.
--------          -----------------                                     --------
Item 1.           Legal Proceedings....................................   22

Item 2.           Changes in Securities and Use of Proceeds............   22

Item 3.           Defaults Upon Senior Securities......................   23

Item 4.           Submission of Matters to a Vote of Security Holders..   23

Item 5.           Other Information....................................   23

Item 6.           Exhibits and Reports on Form 8-K.....................   23

SIGNATURES.............................................................   24

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,            MARCH 31,
                                                                          2000                2001
                                                                      -----------          -----------
                                                                                   (unaudited)
Current Assets:
   Cash and cash equivalents.....................................     $ 1,788,612          $ 7,093,885
   Short-term investments........................................       9,976,469           23,507,720
   Accounts receivable...........................................              --                9,352
   Inventory.....................................................       1,734,329                   --
   Other current assets..........................................           4,808              326,258
                                                                      -----------          -----------
     Total current assets........................................      13,504,218           30,937,215
Property and equipment, net of accumulated depreciation of
   $2,988,387 and $4,596,274, respectively.......................      10,152,572           11,958,609
Long-term investments............................................             --            7,960,533
Other assets.....................................................       1,197,733              414,598
                                                                      -----------          -----------
     Total assets................................................     $24,854,523          $51,270,955
                                                                      ===========          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..............................................     $   262,977          $   448,436
   Accrued liabilities...........................................       1,026,330            1,609,348
   Deferred revenues from affiliate..............................       1,205,655                   --
   Current portions of capital lease obligations and notes
      payable....................................................         746,192            1,267,644
                                                                      -----------          -----------
     Total current liabilities...................................       3,241,154            3,325,428

Capital lease obligations, net of current portion................       2,149,281            1,567,212
Notes payable, net of current portion............................       5,871,750            8,618,401

Commitments and contingencies

Stockholders' Equity:

   Preferred Stock, $0.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding............................             --                    --
   Convertible preferred stock, $.001 par value; 8,308,523 shares authorized, 6,419,896 issued and outstanding at
     June 30, 2000...............................................           6,419                   --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     4,134,180 and 21,285,292 shares issued and outstanding,
     respectively................................................           4,134               21,286
   Additional paid-in capital....................................      36,536,575           69,529,352
   Deferred compensation.........................................      (4,210,412)          (3,757,491)
   Accumulated deficit...........................................     (18,744,378)         (28,033,233)
                                                                     ------------         ------------
     Total stockholders' equity..................................      13,592,338           37,759,914
                                                                     ------------         ------------
     Total liabilities and stockholders' equity..................    $ 24,854,523         $ 51,270,955
                                                                     ============         ============

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 MARCH 31,                                MARCH 31,
                                                      --------------------------------         --------------------------------
                                                          2000                2001                2000                2001
                                                      -----------         ------------         -----------         ------------

Collaborative research and development
     revenues from affiliate .....................    $ 1,298,995         $         --         $ 5,214,710         $  3,015,655
Product sales to affiliate .......................         12,267                   --           1,798,418            1,500,000
Cost of product sales ............................             --                   --          (1,153,056)          (2,487,783)
                                                      -----------         ------------         -----------         ------------
     Gross margin on product sales ...............         12,267                   --             645,362             (987,783)
Other revenue ....................................             --               24,442                  --              415,472

Costs and expenses:
     Research and development ....................      2,305,742            3,784,509           7,858,479            8,938,918
     General and administrative ..................      1,292,115            1,204,479           4,482,809            3,242,943
                                                      -----------         ------------         -----------         ------------

    Loss from operations .........................     (2,286,595)          (4,964,546)         (6,481,216)          (9,738,517)

Interest income ..................................        187,410              106,230             545,710              889,143
Interest expense .................................       (222,653)            (221,805)           (132,875)            (601,892)
Other income .....................................             --              162,411                  --              162,411
                                                      -----------         ------------         -----------         ------------
Net loss .........................................    $(2,321,838)        $ (4,917,710)        $(6,068,381)        $ (9,288,855)
                                                      ===========         ============         ===========         ============

Net loss per share, basic and diluted ............    $     (0.57)        $      (0.23)        $     (1.52)        $      (0.64)
                                                      ===========         ============         ===========         ============
Shares used in computing basic and
     diluted net loss per share ..................      4,060,586           21,268,187           3,996,349           14,610,809
                                                      ===========         ============         ===========         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)



                                                                           NINE MONTHS ENDED MARCH 31,
                                                                     -------------        -------------
                                                                         2000                  2001
                                                                     -------------        --------------
Cash flows from operating activities:
   Net loss......................................................    $  (6,068,381)       $  (9,288,855)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation................................................        1,089,664            1,607,887
     Compensation related to issuance of stock options...........        1,578,690            1,137,791
     Adjustment to investments...................................               --              500,000
     Changes in assets and liabilities
       Decrease (increase) in receivable from affiliate..........         (400,917)              (9,352)
       Decrease (increase) in inventory..........................          516,055            1,734,329
       Decrease (increase) in other assets.......................         (446,496)            (314,126)
       Increase (decrease) in accounts payable...................       (1,722,626)             185,459
       Increase (decrease) in accrued liabilities................          353,661              583,018
       Increase (decrease) in deferred revenue from affiliate....           99,819           (1,205,655)
                                                                     -------------        --------------
         Net cash used in operating activities...................       (5,000,531)          (5,069,504)
                                                                     --------------       --------------
Cash flows from investing activities:
   Purchases of property and equipment...........................         (590,977)          (3,413,924)
   Purchases of investments......................................      (12,855,671)         (70,484,165)
   Maturities of investments.....................................       15,139,500           48,492,381
                                                                     -------------        -------------
         Net cash provided by (used in) investing activities.....        1,692,852          (25,405,708)
                                                                     -------------        -------------
Cash flows from financing activities:
   Proceeds from stock option exercises..........................           56,385               93,219
   Proceeds from initial public offering, net of offering costs
     paid during period..........................................         (268,570)          33,001,232
   Proceeds from issuance of notes payable.......................        2,814,007            3,262,833
   Principal payments under capital lease obligations and notes
     payable.....................................................         (137,615)            (576,799)
                                                                     --------------       --------------
         Net cash provided by financing activities...............        2,464,207           35,780,485
                                                                     -------------        -------------
Net increase (decrease) in cash..................................         (843,472)           5,305,273
Cash, beginning of period........................................        2,145,676            1,788,612
                                                                     -------------        -------------
Cash, end of period..............................................    $   1,302,204        $   7,093,885
                                                                     =============        =============
Supplemental disclosure of cash flow information
   Cash paid for interest........................................    $     465,875        $     673,980
                                                                     =============        =============
Supplemental disclosure of noncash investing and financing
   activity:
   Offering costs paid during prior period netted against initial
     public offering proceeds....................................    $          --        $     775,811
                                                                     =============        =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS:

    Introgen Therapeutics, Inc., a Delaware corporation, and its subsidiaries (Introgen) develop and manufacture gene-based drugs for the treatment of cancer and other diseases. Introgen's lead product candidate, INGN 201, combines the naturally occurring p53 tumor suppressor gene with its extensively tested adenoviral delivery system. Introgen is developing additional gene-based drugs, including INGN 241, which is based on the mda-7 gene.

   INGN 201 is currently in Phase III clinical trials for the treatment of head and neck cancer, a Phase II clinical trial in non-small cell lung cancer and several Phase I clinical trials in additional cancer indications. INGN 241 is currently undergoing safety testing in a Phase I clinical trial. Introgen's product candidates are intended to engage molecular targets to produce a highly specific therapeutic effect. By selectively killing cancer cells and harnessing natural protection mechanisms, Introgen's product candidates may be less toxic than conventional treatments. Introgen specializes in combining appropriate gene delivery systems and therapeutics genes to make its gene-based drugs, which have been used in numerous clinical trials worldwide, either alone or in combination with conventional treatments such as chemotherapy and radiotherapy.

   Introgen has developed INGN 201 in collaboration with Aventis Pharma AG, formerly Rhone-Poulenc Rorer Pharmaceuticals, Inc. (Aventis or the affiliate). In April 2001, Introgen and Aventis signed a letter of intent to restructure this collaboration. Under this proposed restructuring, which is subject to definitive documentation, certain due diligence and board approvals, Introgen will assume responsibility for the worldwide development of all p53 programs under the existing collaboration between the two companies and will obtain exclusive, worldwide commercial rights to p53 based gene therapy products, including INGN 201. Aventis will increase its equity interest in Introgen by investing a minimum of $20 million and a maximum of $22.7 million in non-voting, preferred stock of Introgen, convertible into Introgen common stock at a premium to the market price at the date of conversion. Introgen and Aventis will also exchange certain intellectual property, which will include Introgen granting Aventis a license under certain of its intellectual property relating to adenoviral technology and transferring to Aventis certain intellectual property rights held by Introgen's wholly-owned European subsidiary, Gendux AB. Aventis has announced it intends to restructure its Gencell gene therapy division into a separate operating company. As part of the proposed restructuring with Aventis, Introgen will receive a five-percent equity interest in Gencell when it is formed. As a result of the proposed restructuring of the Aventis collaboration, Introgen recorded a charge of $408,000 in the quarter ended March 31, 2001 related to the write-off of accounts receivable, inventory and deferred revenue.

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

2.  BASIS OF PRESENTATION:

    The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three and nine month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2000, included in Introgen's prospectus dated October 12, 2000, as filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.

3.  INVESTMENTS:

    Short-term investments at March 31, 2001 include $2.0 million of commercial paper issued by Southern California Edison Electric with a maturity date of February 28, 2001. This commercial paper was not redeemed by the issuer on its maturity date. Accordingly, Introgen has reduced the carrying value of this investment by $500,000 in order to state this commercial paper at its estimated fair market value.

4.  NET LOSS PER SHARE:

    Net loss per share is computed using the weighted average number of shares of common stock outstanding and reflects the conversion of each outstanding share of preferred stock into 1.92 shares of Introgen's common stock effective upon the closing of Introgen's initial public offering (see Note 6). Basic earnings per share (EPS) excludes dilution and is determined by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There are no differences between basic EPS and diluted EPS for all periods presented.

5.  STOCK:

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

6.  INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK:

    In October 2000, Introgen completed an initial public offering (IPO) of 4,600,000 newly-issued shares of its common stock at a price of $8.00 per share. Introgen received $32.2 million in cash proceeds from the IPO, net of underwriting discounts, commissions and other offering costs.

    Simultaneous with the closing of the IPO, 3,011,423 shares of Series A Convertible Preferred Stock, 1,757,063 shares of Series B Convertible Preferred Stock, 551,410 shares of Series C Convertible Preferred Stock and 1,100,000 shares of Series D Convertible Preferred Stock then outstanding were automatically converted into 12,326,173 shares of common stock.

7. SUBLEASE AND LOAN AGREEMENT:

    Introgen is finalizing an agreement with The University of Texas M.D. Anderson Cancer Center (UTMDACC) to sublease UTMDACC approximately 11,000 square feet of space in Introgen's Houston research and administration facility at prevailing market rates. To finance finish-out of the space to be subleased, Introgen entered into a $3.5 million loan agreement with a commercial bank. The loan bears interest at prime and is payable in equal monthly installments over five years. As of March 31, 2001, borrowings of $3.2 million had been made under this agreement. In accordance with the sublease agreement, in addition to rent paid at market rates, the tenant will pay Introgen monthly an amount equal to Introgen's debt service payment on this loan. Introgen will own the finish-out improvements both during the term of this sublease and after the sublease has expired. UTMDACC is currently occupying this space and paying Introgen an access and use fee of approximately $76,000 per month until the lease is finalized.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements below under "Factors Affecting Future Operating Results." These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below under "Factors Affecting Future Operating Results."

OVERVIEW

    We are a leading developer of gene-based drugs for the treatment of cancer and other diseases. Our lead product candidate, INGN 201, combines the p53 gene, one of the most potent members of a group of naturally-occurring genes, the tumor suppressor genes, that act to protect cells from becoming cancerous, with a gene delivery system that, to date, we have developed and extensively tested in collaboration with Aventis. We are conducting pivotal Phase III clinical studies of INGN 201 in head and neck cancer. Pivotal Phase III trials are typically the final phase required for FDA approval. We are also conducting a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various kinds of lung cancer. Phase II trials are efficacy studies. We are also conducting several Phase I clinical trials, or safety studies, in additional cancer types, or indications.

    Another of our product candidates, INGN 241, combines the mda-7 gene with our gene delivery system. We are conducting safety testing of INGN 241 in a Phase I clinical study. We have identified and are developing additional gene therapy product candidates, notably those based on the PTEN gene, as well as associated technologies for delivering the gene-based products into target cells, which technologies are referred to as vectors.

    Since our inception in 1993, we have used our resources primarily to conduct research and development activities, primarily for INGN 201 and, to a lesser extent, for other product candidates. At March 31, 2001, we had an accumulated deficit of approximately $28.0 million. We anticipate that we will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. We expect that cash needed for operating activities will increase as we continue to expand our research and development of various gene therapy technologies. Since inception, our only significant revenues have been payments from Aventis under collaborative research and development agreements for our early stage development work on INGN 201 and Aventis' purchases of INGN 201 product we manufactured for their use in later stage clinical trials. We have also earned interest income on cash placed in short-term investments.

    We currently have two collaboration agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc. to develop therapeutics based on p53 and on K-ras pathway inhibition. In December 1999, Rhone-Poulenc S.A., the ultimate parent company of Rhone-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties then combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhone-Poulenc Rorer to form Aventis Pharma AG. Rhone-Poulenc Rorer Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Products Inc. From inception of these agreements in 1994 through March 31, 2001, we have earned a total of $49.7 million in collaborative research and development revenues from Aventis pursuant to the agreement relating to the p53 gene. In April 2001, we signed a letter of intent with Aventis to restructure the collaboration agreements for the p53 and K-ras genes. Under this proposed restructuring, which is subject to definitive documentation, certain due diligence and board approvals, we will assume responsibility for the worldwide development of all p53 and K-ras products under the existing collaboration between the two companies and will obtain exclusive worldwide commercial rights to p53- and K-ras-based gene therapy products, including INGN 201. Aventis will increase its equity interest in Introgen by investing a minimum of $20.0 million and a maximum of $22.7 million in our non-voting preferred stock, which preferred stock will be convertible into our common stock at a premium to the market price at the date of conversion. We and Aventis will also exchange certain intellectual property, which will include our granting Aventis a license under certain of our intellectual property relating to adenoviral technology and transferring to Aventis of certain intellectual property rights held by our wholly-owned European subsidiary, Gendux AB. Aventis has announced it intends to restructure its Gencell gene therapy division into a separate operating company. As part of the proposed restructuring with Aventis, we will receive a five-percent equity interest in Gencell if and when it is formed.

    Under the existing collaboration agreements, we have generally received payments from Aventis for early stage development activities quarterly in advance. We recorded these payments as revenue as we performed the collaboration work and incurred the related expenses. We recorded as deferred revenue collaborative research and development payments which we received but for which the related expenses had not yet been incurred. Under the proposed restructuring, Aventis will no longer fund any of our research and development.

    We manufactured and sold INGN 201 to Aventis for use in later stage clinical trials under the terms of the collaboration agreements. We recorded revenue from these product sales upon completion of production and delivery and Aventis' acceptance of the product. From inception of these agreements through March 31, 2001, we have recorded $7.5 million in revenues from these product sales. Under the proposed restructuring, we will no longer sell INGN 201 to Aventis for use in clinical trials.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2001 AND 2000

Revenues

     Revenue from Collaborations. We had no revenues from Aventis for collaborative research and development for the quarter ended March 31, 2001, compared to $1.3 million for the quarter ended March 31, 2000. This decrease was due to the proposed restructuring of our collaboration with Aventis for the development of INGN 201 and other p53-based gene therapy products, resulting in us not receiving payments from Aventis during the 2001 quarter for early stage research and development related to the p53-based gene therapy products. Prior to this proposed restructuring, we earned revenue from Aventis for early stage research and development we performed under the collaboration agreements.

     Revenue from Product Sales to Affiliate. Revenues from product sales to Aventis were minimal for the quarters ended March 31, 2001, and March 31, 2000. The absence of significant product sales during the quarter ended March 31, 2001, was due to the restructuring of our collaboration with Aventis, which eliminated our need to sell product to Aventis since we will use the product internally in the future development of INGN 201.

     Other Revenue. Other revenue was minimal for the quarters ended March 31, 2001, and March 31, 2000. We generally earn other revenue under research grants from U.S. Government agencies and contract manufacturing arrangements with third parties.

Costs and Expenses

     Cost of Product Sales. Cost of product sales was zero for the quarters ended March 31, 2001, and March 31, 2000. The absence of cost of product sales during the quarter ended March 31, 2001 was due to the proposed restructuring of our collaboration with Aventis, which eliminated our need to sell product to Aventis since we will use the product internally in the future development of INGN 201.

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $111,000 in 2001 and zero in 2000, were $3.7 million for the quarter ended March 31, 2001, compared to $2.3 million for the quarter ended March 31, 2000. This 61% increase was primarily due to (1) increased activity related to the development of INGN 241, which combines the mda-7 gene with our gene delivery system, (2) expenses of $408,000 related to the write-off of accounts receivable, inventory and deferred revenue that will not be realized as a result of the proposed Aventis collaboration restructuring and (3) no costs being capitalized as inventory as a result of the proposed Aventis collaboration restructuring, which will eliminate future inventory sales to Aventis.

    General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation of $281,000 in 2001 and $641,000 in 2000, were $924,000 for the quarter ended March 31, 2001, compared to $651,000 for the quarter ended March 31, 2000. This 42% increase was due to the additional, ongoing administrative costs associated with operating as a public company subsequent to our IPO in October 2000.

    Amortization of Deferred Compensation. Amortization of deferred stock compensation was $392,000 for the quarter ended March 31, 2001, compared with $641,000 for the quarter ended March 31, 2000. This 39% decrease was primarily due to the 2000 amount including compensation expense arising from the vesting of options held by a non-employee officer. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or may increase if additional options are issued at a price below the deemed fair value of common stock at the date of grant.

Interest Income and Expense

    Interest income was $106,000 for the quarter ended March 31, 2001, compared with $187,000 for the quarter ended March 31, 2000. This 43% decrease was due to higher cash and short- and long-term investment balances arising as a result of our receiving the proceeds from our IPO in October 2000, offset by a $500,000 reduction of interest income to recognize the decline in the market value of certain commercial paper held as an investment. Interest expense was $222,000 for the quarter ended March 31, 2001, compared with $223,000 for the quarter ended March 31, 2000. Even though our notes payable amount was higher in 2001 compared to 2000, interest expense did not increase proportionally because the interest incurred related to the additional borrowings in 2001 was capitalized as a cost of finishing the space to be subleased to UTMDACC.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues

     Revenue from Collaborations. Collaborative research and development revenues from Aventis were $3.0 million for the nine months ended March 31, 2001, compared to $5.2 million for the nine months ended March 31, 2000. This 42% decrease was primarily due to the proposed restructuring of our collaboration with Aventis, resulting in us not receiving payments from Aventis during the quarter ended March 31, 2001, for early stage research and development related to p53-based gene therapy based products. Prior to this proposed restructuring, we earned revenue from Aventis for the early stage research and development we performed under our collaboration agreements with them.

     Revenue from Product Sales to Affiliate. Revenues from product sales to Aventis were $1.5 million for the nine months ended March 31, 2001, compared to $1.8 for the nine months ended March 31, 2000. This 17% decrease occurred because there were no product sales during the quarter ended March 31, 2001, due to the proposed restructuring of our collaboration with Aventis, which eliminated our need to sell product to Aventis during that period since we will use the product internally for the future development of INGN 201.

     Other Revenue. Other revenue was $415,000 for the nine months ended March 31, 2001, compared to zero for the nine months ended March 31, 2000. This increase was due to a higher level of funding received under research grants from U.S. Government agencies and increased contract manufacturing work for third parties.

Costs and Expenses

     Cost of Product Sales. Cost of product sales was $2.5 million for the nine months ended March 31, 2001, compared to $1.2 million for the nine months ended March 31, 2000. This 116% increase was due to a reduction in the number of batches of clinical material in production during the quarter ended December 31, 2000, which resulted in an increase in the amount of the costs of our manufacturing operations that were expensed as incurred instead of capitalized as part of inventory. This situation did not continue into the quarter ended March 31, 2001, since the proposed restructuring of the Aventis collaboration eliminated future sales of clinical materials to Aventis resulting in there being no cost of product sales during that quarter.

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $320,000 in 2001 and zero in 2000, were $8.6 million for the nine months ended March 31, 2001, compared to $7.9 million for the nine months ended March 31, 2000. This 9% increase was primarily due to (1) increased activity related to the development of INGN 241, which combines the mda-7 gene with our gene delivery system, (2) expenses of $408,000 related to the write-off of accounts receivable, inventory and deferred revenue that will not be realized as a result of the proposed restructuring of the Aventis collaboration and (3) no costs being capitalized as inventory during the quarter ended March 31, 2001 as a result of the proposed restructuring of the Aventis collaboration eliminating future inventory sales to Aventis. These increases were offset by a decreased level of early stage research and development performed by us relative to products based on the p53 gene, as such products evolved into later stage development, which Aventis performed prior to the proposed restructuring of our collaboration agreement.

    General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation of $817,000 in 2001 and $1.6 million in 2000, were $2.4 million for the nine months ended March 31, 2001 and $2.9 million for the nine months ended March 31, 2000. This 17% decrease was due primarily to non-recurring costs incurred during the nine months ended March 31, 2000 related to the organization and formation of Gendux AB, which was partially offset by the additional, ongoing costs associated with operating as a public company subsequent to our IPO in October 2000.

    Amortization of Deferred Compensation. Amortization of deferred stock compensation was $1.1 million for the nine months ended March 31, 2001, compared with $1.6 million for the nine months ended March 31, 2000. This 31% decrease was primarily due to the 2000 amount including a one-time charge to compensation expense arising from the acceleration of vesting of options held by a former member of the board of directors and compensation expense arising from the vesting of options held by a non-employee officer. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or may increase if additional options are issued at a price below the deemed fair value of common stock at the date of grant.

Interest Income and Expense

    Interest income was $889,000 for the nine months ended March 31, 2001, compared with $546,000 for the nine months ended March 31, 2000. This 63% increase was due to higher cash and short- and long-term investment balances on which interest is earned as a result of our receiving proceeds from our IPO in October 2000, offset by a $500,000 reduction of interest income in 2001 to recognize the decline in the market value of certain commercial paper held as an investment. Interest expense was $602,000 for the nine months ended March 31, 2001, compared with $133,000 for the nine months ended March 31, 2000. This 353% increase was the result of our borrowings to finance new facilities and equipment placed in service during the last six months of the 2000 period, which were outstanding for only a portion of that period as compared to being outstanding for all of the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, we had cash and short term investments of $30.6 million and long-term investments of $8.0 million, compared with cash and short-term investments of $11.8 million and long-term investments of zero at June 30, 2000. We completed our IPO in October 2000 for net proceeds of $32.2 million.

    Net cash used in operating activities was $5.1 million and $5.0 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in cash used during the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000, was primarily the result of a higher net loss in 2001 compared to 2000 offset by (1) a smaller increase in receivables from affiliate in 2001 compared to 2000 as a result of lower product sales to affiliate, (2) an increase in accounts payable in 2001 compared to a decrease in 2000 due to the 2000 period including the final payment of accounts payable related to the construction of our new facilities and (3) various other changes in working capital accounts.

    Net cash used in investing activities was $25.4 million for the nine months ended March 31, 2001, and net cash provided by investing activities was $1.7 million for the nine months ended March 31, 2000. The change in the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000 was primarily due to (1) purchases of property and equipment in 2001 for finish-out work on our facilities related to the sublease of space to UTMDACC and (2) higher purchases of investments net of maturities of investments in 2001 compared to 2000 due to investment activities involving the proceeds from our IPO in October 2000.

    Net cash provided by financing activities was $35.8 million for the nine months ended March 31, 2001, and $2.5 million for the nine months ended March 31, 2000. The increase in the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000, was primarily due to (1) the receipt of proceeds from our IPO during the 2001 period and (2) borrowings under notes payable to finance purchases of property and equipment offset by higher payments on debt obligations in 2001 compared to 2000. As of March 31, 2001, we had $8.4 million outstanding under notes payable for our facilities and $3.1 million outstanding under capital lease obligations to finance purchases of equipment.

    Short-term investments at March 31, 2001 include $2.0 million of commercial paper issued by Southern California Edison Electric with a maturity date of February 28, 2001. This commercial paper was not redeemed by the issuer on its maturity date. Accordingly, we have reduced the carrying value of this investment by $500,000 in order to state this commercial paper at its estimated fair market value.

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

    We have commenced our planned Phase III clinical trials of INGN 201, our lead product candidate, for the treatment of head and neck cancer, and are conducting a Phase II clinical trial of INGN 201 for the treatment of non-small cell lung cancer and six Phase I clinical trials of INGN 201 for other cancer indications. We have also commenced a Phase I clinical trial of INGN 241, our product candidate based on the mda-7 gene. We do not have significant clinical trial experience with other product candidates. Current or future clinical trials may demonstrate that INGN 201, INGN 241 and our other product candidates are neither safe nor effective.

    Any delays or difficulties we encounter in our clinical trials, in particular the Phase III clinical trials of INGN 201 for the treatment of head and neck cancer, may delay or preclude regulatory approval. Any delay or preclusion could also delay or preclude the commercialization of INGN 201 or any other product candidates. In addition, we or the United States Food and Drug Administration, or FDA, might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:

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

    o failure to enroll a sufficient number of patients in our clinical trials;
      or

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

    WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

    We have generated operating losses since we began operations in June 1993. As of March 31, 2001, we had an accumulated deficit of approximately $28.0 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue, and our only revenues to date have been payments from Aventis under collaborative agreements for research and development and sales to Aventis of INGN 201 for use in clinical trials. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

    IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE AND FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAM AND COMPLETE OUR CLINICAL TRIALS.

    Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next two years with our current working capital and the net proceeds from our initial public offering in October 2000. We may need to raise additional capital sooner, however, due to a number of factors, including:

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

    o higher than expected costs to develop our sales and marketing capability.

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

    AS A RESULT OF THE PROPOSED RESTRUCTURING OF OUR CURRENT COLLABORATIVE RELATIONSHIP WITH AVENTIS, OUR PRODUCT DEVELOPMENT MAY BE DELAYED.

    We have relied to a significant extent on Aventis to fund and support the development of products based on the p53 and K-ras genes, including INGN 201, which are part of our existing collaboration with Aventis. We are currently restructuring our collaborative relationship with Aventis. Under this proposed restructuring, which is subject to definitive documentation, certain due diligence and board approvals, we will assume responsibility for the worldwide development of all p53 and K-ras products under the existing collaboration with Aventis. Our development or commercialization efforts for these products could be delayed if we do not complete the proposed restructuring on terms favorable to us or if we are unable to commit the necessary resources to fund the development of the p53 and K-ras programs.

    Historically, under our current collaboration agreements, Aventis agreed on an annual basis whether and to what extent it would continue to fund our early stage development in North America of products based on the p53 or K-ras genes, which includes preclinical research and development and Phase I clinical trials. Since we will assume responsibility for the development of all p53 and K-ras products under the terms of the proposed restructuring, if we decide to continue this development, we would have to fund this development ourselves or obtain funding from other sources. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

    Under the terms of the current collaboration agreements, once we have completed Phase I clinical trials of a product candidate based on the p53 and K-ras genes, Aventis may elect to pursue later stage clinical development of that product candidate, which includes conducting Phase II and III clinical trials, commercializing the product, making all further submissions to existing Investigational New Drug, or IND, applications and preparing all product license applications. However, under the terms of the proposed restructuring, we are responsible for later stage clinical development. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

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

    IF WE ARE NOT ABLE TO CREATE AND CONTINUE EFFECTIVE COLLABORATIVE MARKETING RELATIONSHIPS, WE MAY BE UNABLE TO MARKET INGN 201 SUCCESSFULLY.

    To effectively market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with additional third parties in order to successfully sell, market and distribute our products. To the extent that we enter into any such arrangements with third parties, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of such third parties. We have no experience in marketing or selling pharmaceutical products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to successfully commercialize our products.

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

    Through our exclusive license from The University of Texas System for technology developed at UTMDACC, we are currently seeking patent protection for adenoviral p53, including INGN 201, and its use in cancer therapy. Further, during the quarter ended March 31, 2001, we were issued a United States patent for our adenovirus production technology. We also control, through licensing arrangements, two issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation and one issued United States patent covering the use of adenoviral p53 in cancer therapy. Our competitors may challenge the validity of one or more of our combination therapy, our adenoviral process technology or our adenoviral p53 therapy patents in the courts or through an administrative procedure known as an interference. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage.

    The PTO has notified us that one of our patent applications directed to our adenoviral p53 technology, and one other patent application, which involve the use of retrovirus, not adenovirus (which retroviral technologies do not relate to any of our current product candidates) have been allowed, but that their issuance is being suspended for the possible institution of interference proceedings. Another patent application directed to another adenoviral technology that also does not relate to any of our current product candidates is currently involved in an interference proceeding. An interference proceeding is instituted by the PTO to determine, as between two or more parties claiming the same patentable invention, which party has the right to the patent. If any of these or other patent applications become involved in an interference proceeding, there is a likelihood that it will take many years to resolve. Resolution of any such interference will require that we expend time, effort and money. Of the two suspended applications, only the application directed to the adenoviral p53 technology is relevant to our current potential products. If an interference is declared with respect to the adenoviral p53 application, and if the opponent ultimately prevails in the interference, the opponent will have a patent that could cover our potential INGN 201 product or its clinical use. The patent application that is currently involved in an ongoing interference proceeding does not relate to any of our product candidates. While the resolution of this interference will require that we expend time, effort and money, its outcome is not expected to affect any of our current commercialization efforts.

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

    We are currently involved in three opposition proceedings before the European Patent Office, or EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. The other two oppositions are in earlier stages and a hearing date has not been set. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our, or our collaborator's, ability to commercialize our potential commercial products in Europe.

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

    o we market INGN 201, INGN 241 and other product candidates effectively.

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

    On January 12, 2001, we received notice that we had been joined as a defendant on January 11, 2001 by Canji, Inc. in a lawsuit: Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District.) Canji, Inc. filed an amended complaint against the Sidney Kimmel Cancer Center (SKCC) on March 24, 2000. In its first amended complaint, which joins us as a defendant in the litigation, Canji alleges that certain gene therapy patents and technology relating to the treatment of cancer using gene therapy in combination with a class of chemotherapeutic agents known as DNA repair inhibitors, developed by SKCC under a sponsored research agreement between SKCC and us and exclusively licensed to us from SKCC (the SKCC IP), were developed in part using materials provided by Canji to SKCC under a Material Transfer Agreement (MTA). Canji further alleges that under the MTA, Canji had the right of first refusal to a license to any patent rights arising out of the technology developed by SKCC using the materials. Canji further alleges that we wrongfully obtained rights in intellectual property derived from SKCC's use of Canji's materials. As relief against us, Canji seeks: a declaratory judgment that we are not entitled to the intellectual property rights conveyed by SKCC to us, and that instead those rights belong to Canji; the imposition of a constructive trust on the patent rights granted to us; and injunctive relief to restore Canji to the position it was in prior to the SKCC's grant of intellectual property rights to us. We believe that Canji's allegations are without merit and intend to defend the action. The SKCC IP is not material to our business.

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

    None.

ITEM 5:  OTHER INFORMATION

    None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - None.

    (b)  Reports on Form 8-K

                  Form 8-K filed with the Securities and Exchange Commission on April 3, 2001.

                  Item 5. Other Events. On April 2, 2001, Introgen issued a press release announcing the proposed restructuring of its collaboration with Aventis Pharmaceuticals Products Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTROGEN THERAPEUTICS, INC.




Date:  May 14, 2001                      By: /s/ JAMES W. ALBRECHT, JR.
                                            ------------------------------------
                                              James W. Albrecht, Jr.
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)