Form 10-K
period 2001-06-30
INTROGEN THERAPEUTICS INC
filed 2001-09-19
CIK 1018710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.
                             ---------------------

                       COMMISSION FILE NUMBER: 000-21291
                             ---------------------

                          INTROGEN THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           74-2704230
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                          Identification Number)

                        301 CONGRESS AVENUE, SUITE 1850
                              AUSTIN, TEXAS 78701
          (Address of principal executive offices, including zip code)

                                 (512) 708-9310
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

   Securities Registered Pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                $0.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant, as of June 30, 2001, was approximately $42.6 million based upon the last sale price reported on the Nasdaq National Market for June 29, 2001. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     As of June 30, 2001, the Registrant had 21,391,125 shares of common stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the Registrant's proxy statement ("2001 Proxy Statement") for the 2001 Annual Stockholders' Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INTROGEN THERAPEUTICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I.....................................................................      1
     ITEM 1.   BUSINESS....................................................      1
     ITEM 2.   PROPERTIES..................................................     21
     ITEM 3.   LEGAL PROCEEDINGS...........................................     21
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     22

PART II....................................................................     22
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.........................................     22
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................     24
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................     25
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK........................................................     38
     ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....     38
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE....................................     38

PART III...................................................................     38
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     38
     ITEM 11.  EXECUTIVE COMPENSATION......................................     38
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..................................................     38
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     38

PART IV....................................................................     39
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.........................................................     39
     SIGNATURES............................................................     43

                                     PART I

ITEM 1.  BUSINESS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among others, statements concerning our future operations, financial condition and prospects, and our business strategies. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors Affecting Future Operating Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

OVERVIEW

     We are a leading developer of gene therapy products for the treatment of cancer. We are capitalizing on the significant advances in the understanding of the human genome and the role that genetic function plays in the development of cancer and other diseases. Our drug discovery and development programs have resulted in innovative approaches by which physicians use genes to treat cancer and other diseases.

     Our lead product candidate, INGN 201, combines the p53 gene, one of the most potent members of a group of naturally occurring genes, the tumor suppressor genes, that act to protect cells from becoming cancerous, with a gene delivery system that we have developed and extensively tested. The gene delivery system, or vector, uses a modified adenovirus, a common cold virus, to deliver p53 and genes like it to cancer cells. We are conducting pivotal Phase III clinical studies of INGN 201 in head and neck cancer. Pivotal Phase III trials are typically the final phase required for FDA approval. We are completing a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various types of lung cancer. Phase II trials are safety and efficacy studies. We are also conducting several Phase I clinical trials, or safety studies, of INGN 201 in additional cancer types, or indications. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with INGN 201, establishing a large safety database.

     We are developing additional gene therapy product candidates that we believe may be effective in treating certain cancers, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Our INGN 241 product candidate, which combines the mda-7 gene with our gene delivery system, is undergoing safety testing in a Phase I clinical study. We believe that our research and development expertise gained in gene therapy treatment for cancer is also applicable to other diseases which, like cancer, result from cellular dysfunction and uncontrolled cell growth. As a result, we are conducting research in collaboration with medical institutions to understand the safety and effectiveness of our gene therapy product candidates in the treatment of cardiovascular disease and rheumatoid arthritis. In addition, we have developed a variety of technologies, which we refer to as enabling technologies, for administering gene therapy products to patients and enhancing the effects of these products. We also have specialized manufacturing expertise and a manufacturing facility to support our continued product development and commercialization efforts.

BACKGROUND

Gene Function and Genomics

     A typical living cell in the body contains thousands of different proteins essential to cellular structure, growth and function. The cell produces proteins according to a set of genetic instructions encoded by DNA, which contains all the information necessary to control the cell's biological processes. DNA is organized into segments called genes, with each gene containing the information required to produce one or more specific proteins. Production of a protein that a particular gene encodes requires gene expression, or activity. Many of the proteins inside a cell interact to form pathways that enable a cell to perform its various functions. The improper expression of one or more genes can alter these pathways and affect a cell's normal function, frequently resulting in disease.

     In recent years, scientists have made significant progress toward understanding the nature of the set of human genes, the human genome, and evaluating the role that genes play in both normal and disease states. The Human Genome Project and other commercial, academic and governmental initiatives have sequenced all of the genes that comprise the human genome. As new genes are discovered and decoded, scientists are identifying and understanding their functions. These discoveries provide opportunities to develop therapeutic applications for individual genes, including treatment and prevention of disease.

Gene Therapy

     Gene therapy uses genes to regulate cellular function or to correct cellular dysfunction. These processes involve the introduction of genes into cells to restore missing gene functions, correct aberrant gene functions, augment normal gene activity, neutralize the activity of defective genes or induce cell death. In order to do this, a gene for disease treatment, or therapeutic gene, is often combined with a vector for gene delivery, which enables the gene to enter the target cell and make its gene product. For in vivo gene therapy, physicians typically inject the vector containing the therapeutic gene directly into a patient's tissue, body cavity or bloodstream.

     The genes used for disease treatment are typically the normal counterparts of genes that are defective or inadequately expressed in the diseased cell. In some cases the therapeutic gene will simply act to replace a missing protein or to augment the level of a protein that is otherwise inadequate to prevent disease. In other cases, the therapeutic gene will act to eliminate the diseased cells through a process that scientists have named apoptosis. Apoptosis, or cell death, is a normal process that the body uses to eliminate damaged cells and cells that are no longer necessary.

     The delivery system must be able to deliver a sufficient dose of genes for disease treatment to the correct tissue in order to cause a therapeutic effect. The most common delivery systems currently in use are modified versions of viruses such as adenoviruses. Scientists often use viruses as delivery systems because they have the ability to efficiently infect cells and carry their genetic material, or genome, into the cell where it will initiate a program to produce more virus. Scientists can modify these viruses by deleting pieces of the viral genome that are necessary for viral reproduction and replacing the deleted pieces with a therapeutic gene. The resulting "viral vector" retains the ability of the virus to efficiently deliver its genes, which now include a gene, or genes, for disease treatment, into cells, but has lost the ability to reproduce itself and spread to other cells. Scientists have also developed synthetic substances such as liposomes, which are structures made of fatty materials that have no viral pieces. The synthetic systems that lack any viral pieces, or non-viral systems, can also deliver genetic material to host cells. Scientists have developed these systems to mimic the characteristics of viral systems in order to expand the disease targets that can be treated with gene therapy.

     Many of the clinical trials currently ongoing that involve gene therapy use adenoviral vectors. Scientists create adenoviral vectors using adenoviruses, which are among several common cold viruses. These vectors have been modified so that their ability to reproduce and spread will be inhibited in a human host. The DNA of adenoviral vectors rarely becomes incorporated into the cell genome. Instead, it remains as an independent genetic unit and eventually disintegrates. This feature protects normal cells that might have taken up the viral vector. For cancer treatment, where the goal is to rapidly kill or repair the cancer cells, the relatively short life of the adenoviral vector and its ability to carry sufficient genes for disease treatment makes its use particularly appropriate.

Cancer, a Genetic Disease

     Cancer is the second leading cause of death in the United States, surpassed only by heart disease. In the United States, approximately 1.3 million people are newly diagnosed with cancer and over 550,000 people die from the disease each year. Although the prevalence of specific cancers varies among different populations, we believe that the overall incidence of cancer worldwide is similar to that experienced in the United States.

According to the American Cancer Society, the annual direct costs of treating cancer patients in the United States were estimated at $60.0 billion in 2000.

     Cancer is a group of diseases in which the body's normal self-regulatory mechanisms no longer control the growth of some kinds of cells. Cells are frequently exposed to a variety of agents, from both external and internal sources, that damage DNA. Even minor DNA damage can have profound effects, causing certain genes to become overactive, to undergo partial or complete inactivation, or to function abnormally. Genes control a number of protective pathways in cells that prevent cells from becoming cancerous. For example, pathways that transmit signals for a cell to divide have on/off switches that allow control of cell division. Cells also have mechanisms that allow them to determine if their DNA has been damaged, and they have pathways to repair that damage or eliminate the cell.

     The failure of any of these protective pathways can lead to the development of cancer. Cancer is one of the more attractive initial applications for gene therapy, because in contrast to more complex genetic disorders, which may require long-term function of the transferred gene, the treatment for cancer restores just those functions that will lead to the destruction of the cancer cell. The introduction of normal tumor suppressor genes, such as p53, into cancer cells is among the most promising of these approaches.

Tumor Suppressor Genes

     Tumor suppressor genes are one class of genes that play a crucial role in preventing cancer and its spread. This class of genes includes the p53, mda-7 and PTEN genes, among others.

     The best known and most studied of the tumor suppressor genes is the p53 gene. Initially mislabeled an oncogene, or cancer-causing gene, p53 is now known to be a powerful tumor suppressor gene that acts to block cancer development by preventing the accumulation of DNA damage. The p53 gene is involved in multiple cellular processes, including control of cell division, DNA repair, cell differentiation, genome integrity, apoptosis, and inhibition of blood vessel growth, or anti-angiogenesis. Angiogenesis refers to the process by which new blood vessels are formed, such as those that supply blood and nutrients to tumors to feed their growth. The p53 gene is capable of such wide-ranging effects because it orchestrates the activity of a host of other genes and proteins. If a cell suffers DNA damage, p53 responds to the damage by initiating a cascade of protective processes to either repair the DNA damage or to destroy the damaged cell through apoptosis. These p53-mediated processes prevent damaged cells from multiplying and progressing towards cancer. Therefore, the presence of a normally functioning p53 pathway allows the body to naturally suppress tumor growth. Most cancers have found ways to block the normal function of the p53 pathway; approximately 50% of human cancers have done this through mutation of the p53 gene itself. Scientists describe tumors with that mutation as p53 mutant tumors.

Current Treatment of Cancer

     Despite advances in cancer research in recent years, better treatments for cancer are urgently needed. The conventional therapeutic approaches, including surgery, chemotherapy and radiation therapy, are ineffective or only partially effective in many cancer types. Surgery is inadequate for many patients because the cancer is inaccessible or impossible to remove completely. Surgery, although applicable to over half of all cancer cases, is also inadequate where the cancer has spread, or metastasized. For certain cancers such as head and neck cancer, surgery can be an effective treatment of the cancer but may result in severe disfigurement of and disability to the patient. Radiation therapy and chemotherapy are, by their nature, toxic procedures that damage normal as well as cancerous tissue. Physicians must carefully control administration of these treatments to avoid life-threatening side effects, and many patients are unable to withstand the most effective doses due to toxicity. These conventional therapies typically cause debilitating side effects such as bone marrow suppression, nausea, vomiting and hair loss, often requiring additional and costly medications to ameliorate such side effects. Further, the use of certain chemotherapies may be limited in tumors that have developed mechanisms to evade the action of the drugs, a phenomenon that scientists term multidrug resistance.

     Because of the limitations of current cancer therapies, the treatment of cancer is complex. Physicians refer to the first treatment regimen for a newly diagnosed cancer, usually surgery if possible, or radiation therapy, as primary treatment. If the primary treatment is not successful, the cancer will regrow or continue to grow; physicians call this recurrent disease. In most cases, recurrent cancer is not curable, with secondary treatment regimens, usually chemotherapy, only providing marginal benefits for a limited period of time. Physicians consider recurrent cancer that has proven resistant to a secondary treatment to be refractory. Most new cancer treatments are tested initially in patients with either recurrent or refractory disease because the effects of the new therapy are more quickly apparent.

     Given that established cancer therapies often prove to be incomplete, ineffective or toxic to the patient, there is a need for new treatment modalities that will either complement established therapies or replace them by offering better therapeutic outcomes. For example, for a limited number of cancers, immunotherapy, which seeks to stimulate a patient's own immune system to kill cancer cells, has rapidly become widely accepted by improving on the shortcomings of existing therapy. However, for a broad range of cancers additional approaches are needed to improve the toxicity and marginal benefits common to current cancer treatments. Gene therapy directly addresses the cellular dysfunction that causes cancer, compared with small molecule drugs or immunotherapeutic agents, which may act indirectly.

THE INTROGEN APPROACH

     We believe that the emerging field of gene therapy presents a new approach for treating many cancers without the toxic side effects common to traditional therapies. We have developed significant expertise in identifying therapeutic genes, which are genes that may be used to treat disease, and in using what we believe are safe and effective delivery systems to transport these genes to the cancer cells. We believe that we are able to treat a number of cancers in a way that kills cancer cells while not harming normal cells.

     Because most cancers are amenable to local treatment, we generally administer gene therapy directly into a patient's cancerous tumor using adenoviral vectors. We have initially focused on advanced cancers that lack effective treatments and where local tumor growth control, where the tumor stops growing or shrinks, is likely to lead to measurable benefit. We believe our clinical studies have shown that our gene therapy can be used alone and in combination with conventional treatments such as surgery, radiation therapy and chemotherapy. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with our lead product candidate, INGN 201, establishing a large safety database.

     We have developed INGN 201 by packaging the p53 gene into the adenoviral delivery system we have developed and extensively tested. Evidence from laboratory, preclinical and clinical studies suggests that the p53 tumor suppressor gene may be sufficient to slow, stop or kill many cancer cell types. We believe that INGN 201 holds promise as an effective anti-cancer therapeutic that would restore or augment normal tumor suppressor functions, both in combination with conventional cancer treatment and as a stand-alone treatment for patients who are resistant to or unable to receive conventional therapies. We have also developed INGN 241 by packaging the mda-7 gene into the adenoviral delivery system we have developed and extensively tested and believe it also holds promise as an effective anti-cancer therapeutic.

THE INTROGEN STRATEGY

     Our objective is to be the leader in the development of gene therapy products for the treatment of cancer and other diseases which, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:

     - Develop and Commercialize INGN 201 and INGN 241 for Multiple Cancer Indications. We plan to continue developing our INGN 201 product using the p53 gene and our INGN 241 product using the mda-7 gene, in multiple cancer indications. Using INGN 201, we are conducting a pivotal Phase III clinical trial in head and neck cancer, a Phase II clinical trial in non-small cell lung cancer and, in cooperation with the National Cancer Institute, or NCI, six Phase I studies in other cancer types. Using INGN 241, we are conducting safety testing in a Phase I clinical study.

     - Develop Our Portfolio of Gene Therapy Drug Products. Utilizing our significant research, clinical, and regulatory expertise, we are pursuing additional gene therapy drug products for various cancers. We have established an efficient process for evaluating new drug candidates and rapidly progressing them from preclinical to clinical development. We have identified and licensed multiple genes, including PTEN, which we intend to combine with our adenoviral vector system and which we believe are attractive development targets for the treatment of various cancers.

     - Expand Our Delivery System Technologies. We believe that no single gene delivery system will be applicable to all clinical needs. At present, we have a broad portfolio of delivery technologies under development. We are leveraging our experience gained with our existing adenoviral vector systems to develop next generation vectors for both viral and non-viral delivery systems. To augment our portfolio, we will continue to examine new licensing opportunities and develop collaborations in the area of novel delivery and targeting technologies.

     - Leverage Our Manufacturing Capabilities to Produce Additional Gene Therapy Drug Products. We have developed significant expertise and infrastructure for process development and manufacturing of therapeutic genes and delivery systems. We have built and validated a manufacturing facility that we believe meets current Good Manufacturing Practice, or cGMP regulations. We believe that this facility is capable of supporting the market launch of INGN 201 and the clinical testing requirements of INGN 241. We have also established a variety of process methodologies, formulation strategies and quality release assays to produce clinical grade materials at commercial scale. We intend to utilize these processing and production capabilities to advance clinical development and commercialization of our pipeline of gene therapy product candidates, as well as capitalize on opportunities to produce other companies' products for them.

     - Establish Targeted Sales and Marketing Capabilities. Because the oncology market is characterized by a concentration of specialists in relatively few major cancer centers, it can be effectively addressed by a small, focused sales force. We will address this market by building a direct sales force as part of the INGN 201 commercialization process and by pursuing marketing and distribution agreements with corporate partners for INGN 201 as well as additional gene therapy products.

     - Expand Our Market Focus to Non-Cancer Indications. Our long term strategy is to leverage our scientific, research and process competencies in gene function and vector development to pursue gene-based therapies for a variety of other diseases and conditions. We believe that gene therapy holds promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.

PRODUCT DEVELOPMENT PROGRAMS

     The following table summarizes the status of our gene therapy product development programs.

-------------------------------------------------------------------------------------------
  PRODUCT (GENE)                               CANCER INDICATION        DEVELOPMENT STATUS
-------------------------------------------------------------------------------------------
  INGN 201 (p53)                                 Head and Neck              Phase III
                                              Non-Small Cell Lung            Phase II
                                                    Prostate                 Phase I
                                                    Ovarian                  Phase I*
                                                    Bladder                  Phase I*
                                              Brain (glioblastoma)           Phase I*
                                                     Breast                  Phase I*
                                                Bronchoalveolar              Phase I*
-------------------------------------------------------------------------------------------
  INGN 241 (mda-7)                           Various (solid tumors)        Preclinical
                                                     Breast                Preclinical
-------------------------------------------------------------------------------------------
  INGN 251 (PTEN)**                                Colorectal              Preclinical
                                              Brain (glioblastoma)         Preclinical
-------------------------------------------------------------------------------------------
  BAK Program                                       Various                  Research
  p16 Program                                      Pancreatic                Research
-------------------------------------------------------------------------------------------

---------------

 * Conducted in conjunction with the National Cancer Institute.

** Assigned to Gendux AB, our indirect, wholly-owned subsidiary.

Indications for INGN 201 (p53)

     Our INGN 201 product candidate combines the p53 gene with an adenoviral vector for gene delivery. Physicians typically inject INGN 201 directly into the tumor. The importance of the p53 gene in controlling tumor growth suggests that INGN 201 is applicable to multiple cancers. Our initial development strategy for INGN 201 is to obtain approval for cancer indications, like head and neck and lung cancer, which have few or no treatment options available and have near-term clinical endpoints.

     We have conducted a number of Phase I and Phase II studies to establish the safety and evaluate the efficacy of INGN 201 both alone and in combination with radiation therapy, chemotherapy and/or surgery. We evaluated efficacy by measuring tumors during each study to analyze whether tumors had regressed, remained stable or progressed during treatment. We supplemented these analyses, where possible, with microscopic tissue analysis, or biopsy, to determine the presence of residual cancer cells within the treated area. We further evaluated efficacy by measuring the survival time of the patients treated in all of these studies.

     Head and Neck Cancer

     Head and neck cancer, encompassing cancers of the tongue, mouth, vocal cords and tissues surrounding them, has a worldwide incidence of approximately 400,000 new cases per year. In the United States, the annual incidence of squamous cell cancer, a cancer of cells that line the oral cavity, pharynx, and larynx, is approximately 40,000 with annual deaths of approximately 11,800. This cancer is frequently fatal, with most patients dying from local and regional disease, rather than from metastasis to other organs. Primary treatments for this cancer are surgery and radiation therapy. However, these treatments are debilitating and have permanent side effects, including loss of teeth, loss of voice or disfigurement. Moreover, a large number of patients with head and neck cancer experience recurrence. Once the disease recurs, few patients survive despite secondary treatment with conventional therapies, with median patient survival of less than 12 months. Although often used as a secondary treatment, there are no chemotherapy drugs available today which have been approved by the FDA for treatment of patients with recurrent head and neck cancer.

     Because physicians can administer INGN 201 locally, we believe it is an excellent candidate for treatment of head and neck cancer. Based on clinical results from our Phase I and Phase II trials, we are currently enrolling patients in and conducting two multinational pivotal Phase III studies that the FDA has reviewed, and if successful, will be used to support regulatory approval. We intend these studies to demonstrate the efficacy of INGN 201 for treatment of patients with squamous cell carcinoma of the head and neck, regardless of whether the p53 gene is mutant or non-mutated, in whom standard treatment of surgery and radiation therapy have not been effective and who have recurrent or refractory disease. The first study compares the efficacy of INGN 201 to a standard chemotherapy treatment in patients with refractory disease. The second study compares the efficacy of INGN 201 when it is used in combination with a standard chemotherapy treatment to that standard chemotherapy treatment used alone in patients with recurrent disease.

     The first Phase III study is planned for 240 patients with refractory disease. Patients in the control group receive weekly methotrexate, a standard chemotherapy treatment for this condition, while patients in the treatment group receive twice weekly injections of INGN 201. The study's primary endpoint, or result that we will evaluate principally, is survival. The investigators will measure a possible survival advantage by comparing how long the p53 treatment group patients live relative to how long the control group patients live. The second Phase III study is planned for 288 patients with recurrent head and neck cancer. These patients will not have previously been treated with chemotherapy. The control group will receive a standard chemotherapy treatment with the drugs cisplatin and 5-fluorouracil and the treatment group will receive the same drugs and INGN 201. Each treatment will be repeated every three weeks, which is a standard interval for chemotherapy. The primary endpoint will be the duration of tumor growth control in the head and neck region as measured by a patient's tumor growth beyond the patient's baseline, or tumor size at the beginning of the study. These studies are complementary, with the primary endpoint in each serving as a secondary endpoint, or result that we will evaluate secondarily, in the other. An independent data safety monitoring board will oversee safety for the studies and conduct a specified interim data analysis for each study. Both of these Phase III studies are intended to be conducted at approximately 60 cancer centers in the United States, Canada, Europe and Asia.

     We conducted a Phase II study of INGN 201 in 112 patients with either recurrent or refractory head and neck cancers at 18 clinical centers in the United States and Europe, using the highest dose of INGN 201 tested in the Phase I study. This study did not have a treatment control arm and the main purpose of the study was to evaluate the safety, side effects and efficacy of INGN 201 administered alone to tumors of various sizes. The primary measure of efficacy was to assess patient response to INGN 201 by periodically measuring the size of all tumors in the patient compared to their size at the start of treatment. A positive response is defined as the disappearance of the tumor, shrinkage of the tumor or the absence of additional tumor growth beyond 25% of pre-treatment measurements, an accepted indicator of tumor growth control.

     In order to design pivotal Phase III studies and to identify the patient characteristics most amenable to INGN 201 treatment, we conducted a preliminary analysis on the first 88 patients treated and evaluated in our Phase II study. This analysis showed that approximately 25% of the patients that the investigators injected and evaluated had a positive response to treatment. In addition, because a subset of patients had multiple tumors treated, the preliminary analysis also evaluated individual tumor response. The analysis showed that 60% of the individual tumors that the investigators injected and evaluated had a positive response. Tumors with non-mutated p53 genes and those with mutant p53 genes both responded to INGN 201 treatment. The patients in this Phase II study tolerated INGN 201 well, without the significant side effects common to conventional cancer treatments. Side effects were consistent with those experienced in the Phase I study discussed below.

     This preliminary analysis also provided important data with regard to the effect of INGN 201 on the median survival time of the patients. The data showed a median patient survival time from the start of treatment of 7.5 months for a subset of patients with refractory disease and tumors below a specified size. Patients with these characteristics comprise the population for our first Phase III study. Based on an historical expected survival time that our clinical advisors estimate to be 4 months, this median survival time of 7.5 months suggests an 88% increase in survival time for these patients.

     Previously, INGN 201 was tested in a Phase I safety study with patients with recurrent head and neck cancer. In this study, 33 patients received a total of 429 doses. We believe this study demonstrates that physicians can safely inject INGN 201 into head and neck tumors repetitively over many months. Side effects were minimal, consisting of pain at the site of the injection and flu-like symptoms that could be readily treated without disrupting the administration of the drug. No patient had treatment stopped or reduced because of toxicity, even at the maximum dose. In 15 of these patients, we showed that surgery could be safely combined with INGN 201 without increasing the risk of wound infections or inhibiting healing.

     Non-Small Cell Lung Cancer

     Lung cancer is the most common cause of cancer-related death in the United States, with an estimated 169,000 new cases diagnosed annually. An estimated 157,000 people will die from the disease in 2001. The five year survival rate for patients diagnosed with lung cancer is 14%. Non-small cell, or NSC, lung cancer comprises approximately 80% of all lung cancer cases. Surgery can be an effective treatment, but only a minority of patients are eligible because early stage diagnosis is uncommon. Only 30% of these patients will have a complete surgical resection of their disease. The remaining patients typically undergo a combination of surgery, radiation and chemotherapy. This combination treatment is only effective in a small percentage of cases. Of patients who have unresectable disease, 80% will again have active cancer cells three months after completing a full course of radiation. Due to the ineffective treatment of NSC lung cancer in many patients, a significant unmet need for better treatments exists. The opportunity for a new treatment to show benefit is great, particularly if it can be combined with existing treatments without increasing the toxicity of those treatments.

     We are completing a Phase II study of INGN 201 in combination with radiotherapy as the primary treatment for patients who have newly diagnosed inoperable NSC lung cancer and who cannot tolerate chemotherapy. Radiotherapy is the standard treatment for patients in this condition. All patients in this study receive three INGN 201 injections into the tumor during a six week course of radiotherapy. These patients are being evaluated for the efficacy, safety and side effects of the treatment to ascertain whether the combination of INGN 201 with radiation is well tolerated. Objectives of this study are to determine if the addition of INGN 201 injected directly into the tumor with standard radiotherapy improves the response rate of the injected tumor in patients with inoperable NSC lung cancer, and to evaluate the tolerability of the combination treatment. An evaluation is being performed three months after treatment is completed, consisting of a radiograph to assess the size of the treated tumor mass, supplemented by a biopsy to assess for living cancer cells within the tumor at the site of treatment. The patients are then followed without further treatment for clinical evidence of disease progression.

     We conducted a preliminary analysis of the first 17 patients that the investigators treated and evaluated in the Phase II study of INGN 201. This preliminary analysis included both the radiographs and the tumor biopsies that we refer to above. The results of this analysis established an acceptable safety profile and showed evidence of local tumor control and reductions in tumor size. Fourteen of 17 patients that the investigators treated, or 82%, had radiographic evidence of local tumor growth control, including 11 complete or partial responses of the tumor that the investigators injected. Furthermore, the preliminary analysis showed that nine of these 11 patients had no living tumor cells in the biopsy that the investigator took from the site of gene therapy injection. Based on the preliminary results of this Phase II study using gene therapy with radiation therapy, a larger Phase II study is being designed to evaluate whether p53 enhances the effectiveness of radiation therapy and chemotherapy when investigators use them together to treat NSC lung cancer.

     We conducted a Phase I safety study of INGN 201 in 53 patients with end-stage NSC lung cancer who had failed surgery, radiation and chemotherapy. In one arm of the study, 29 patients received INGN 201 injected into a single tumor site. In the other arm, 24 patients received INGN 201 in combination with cisplatin, a commonly used chemotherapeutic agent. The patients in this study tolerated the INGN 201 treatments well, and the most severe side effects noted were consistent with those experienced with the use of cisplatin alone.

     Breast Cancer

     Physicians will diagnose an estimated 193,000 new cases of breast cancer in the United States in 2001, and more than 40,000 people are expected to die of the disease during that time period. We and Aventis Pharma SA, or Aventis, under an agreement separate from the restructured p53 collaboration agreement discussed below, are commencing a Phase II study using INGN 201 administered alone and in combination with chemotherapy in women who have locally advanced breast cancers. Also, the NCI has initiated a Phase I clinical trial using INGN 201 in patients with locally recurrent breast cancer involving the chest wall.

     Prostate Cancer

     Prostate cancer is one of the most common forms of cancer. Approximately 198,000 new cases will occur in the United States in 2001, and more than 31,000 people are expected to die of the disease during that time period. Most prostate cancer patients are treated with either surgery or radiation therapy. Because newer and simpler methods of diagnosis that detect the disease at an earlier stage exist today, a significant number of patients who are diagnosed with prostate cancer before it has metastasized may benefit from local treatment therapies such as INGN 201.

     We plan to conduct a randomized, controlled Phase II study for patients who have failed radiation therapy for prostate cancer. The study would enroll only patients who have local recurrence in the pelvic region, thus excluding those with metastases beyond the pelvic region. Patients in the study arm would be treated with a combination of INGN 201 injections and additional radiation therapy, while patients in the control arm would receive only radiation treatment. The goal of this study is to demonstrate the safety and efficacy of INGN 201 and radiation in reducing or eliminating further tumor growth in patients with localized disease who are not candidates for surgery.

     We have completed enrollment and treatment in a Phase I study of 30 patients where investigators injected INGN 201 into the prostate gland with a subsequent surgical resection of the gland. The patients tolerated the INGN 201 injections well. In a preliminary analysis, 27% of the patients showed measurable evidence of tumor shrinkage from the INGN 201 injections.

Other Cancers

     There are several other cancer indications for which INGN 201 is in earlier stages of clinical development. To evaluate the possible use of INGN 201 in these indications, we and Aventis have entered into a Cooperative Research and Development Agreement, or CRADA, with the NCI. Under this program the NCI has initiated clinical trials with INGN 201 at leading cancer centers using clinical protocols that we have developed in connection with the NCI. These protocols are designed to demonstrate the safety of INGN 201 in these indications and by various routes of administration.

     Ovarian Cancer. There were an estimated 23,000 new cases of ovarian cancer and 14,000 deaths in the United States in 2000. In approximately 80% of patients with advanced disease, the cancer remains localized within the peritoneal, or abdominal, cavity. This allows ready access to cancer cells for simple intraperitoneal administration, that is, administration into the abdominal cavity of gene therapeutic agents. The NCI has initiated Phase I clinical trials of INGN 201 in this population. We anticipate that these trials will be expanded to evaluate the use of INGN 201 in combination with surgery and/or chemotherapy.

     Bladder Cancer. There were an estimated 53,000 new cases of bladder cancer in 2000 in the United States. The annual number of deaths from this indication in the United States is estimated to be 12,000. The anatomy of the bladder allows uniform delivery of high concentrations of gene therapeutic agents via catheter. The NCI has initiated a Phase I clinical trial using INGN 201 in this indication.

     Brain Cancer (Glioblastoma). An estimated 13,000 people die from cancers of the brain and central nervous system in the United States each year. Glioblastoma multiforme, or GBM, is a particularly deadly form of primary brain cancer that afflicts children as well as adults. This condition occurs in approximately 30% of all brain cancer patients in the United States. GBM is not effectively treated with conventional therapies because the lesions are deep within the brain and are large and grow rapidly. The NCI has initiated a Phase I clinical trial using INGN 201 in recurrent GBM.

     Bronchoalveolar Cancer. It is estimated that physicians diagnosed an estimated 9,800 new cases of bronchoalveolar cancer in the United States in 2000. Bronchoalveolar cancer is a form of non-small cell lung cancer which spreads throughout the lungs, but does not spread elsewhere in the body. Current treatments are not effective for this condition. The NCI has initiated a Phase I clinical trial in bronchoalveolar cancer with INGN 201 administered by directly bathing the airway leading to the diseased lung segments.

Other p53 Product Development

     We are also exploring additional therapeutic approaches of combining the p53 gene with other vectors. We have studied the p53 gene in combination with retroviral vectors, which are described below, in a Phase I clinical trial and observed no significant side effects. In addition, we are studying the use of the p53 gene in combination with non-viral delivery systems to evaluate the benefits of systemic and other administration of the p53 gene to treat cancer.

Indications for INGN-241 (mda-7)

     The mda-7 gene is a promising tumor suppressor gene which we believe, like p53, has broad potential to induce apoptosis in many types of cancer. We have combined the mda-7 gene with our adenoviral system to form INGN 241. Our preclinical studies have determined that INGN 241 suppresses growth of many cancer cells, including those of the breast, lung, colon, prostate and central nervous system, while not affecting growth of normal cells. Because INGN 241 kills cancer cells, even if other tumor suppressor genes, including p53 or p16, are not functioning properly, it appears that mda-7 functions via a novel mechanism of tumor suppression. We have an exclusive license to the mda-7 gene for gene therapy applications from Corixa Corporation. We are currently conducting a Phase I study using INGN 241 testing safety and mechanism of action in approximately 15 patients with solid tumors. Our preclinical program with INGN 241 has included research at The University of Texas M.D. Anderson Cancer Center, Columbia University and Corixa Corporation.

RESEARCH AND DEVELOPMENT PROGRAMS

     In addition to our clinical programs underway with INGN 201 and INGN 241, we are conducting a number of preclinical and research programs involving a variety of therapeutic genes for the treatment of cancer. These programs involve genes that act through diverse mechanisms to inhibit the growth of or kill cancer cells.

     We have combined the PTEN tumor suppressor gene with our adenoviral system to form INGN 251. Researchers have linked mutations in the PTEN tumor suppressor gene to a variety of common human cancers, including brain, prostate and breast cancers. Preliminary studies have demonstrated that INGN 251 can inhibit the growth of colorectal, prostate and brain cancer cells and promote apoptosis in many of these cells. Our preclinical program with INGN 251 includes studies with Imperial Cancer Research Technology Limited in London, or ICRT. We are also conducting preclinical studies of PTEN's role in prohibiting advancement of cardiovascular disease in a collaboration with the Texas Heart Institute. We obtained an exclusive license to the PTEN gene from ICRT, which we have assigned to Gendux AB.

     In addition to our preclinical programs, we are conducting research on additional genes, including CCAM, BAK, and p16, which hold promise as therapeutic candidates. BAK is a pro-apoptotic gene which kills cancer cells. We are working with our collaborators at M.D. Anderson Cancer Center to identify and develop both viral and non-viral vectors containing this gene. We have exclusive rights to use the BAK gene under a license with LXR Biotechnology, Inc., the rights of which were subsequently sold to Tanox, Inc. We have licensed the adenoviral vector containing the p16 gene, a widely known tumor suppressor gene, from M.D. Anderson Cancer Center and have demonstrated that it inhibits tumor growth in animal models. We have also licensed the CCAM gene from M.D. Anderson Cancer Center. After evaluating the results of early stages of research with two other genes, DBCCR1 and rsk3, we notified ICRT in July 2001 that we would not exercise our options to license these two genes.

INTROGEN ENABLING TECHNOLOGIES

     We have a portfolio of technologies, referred to as enabling technologies, for administering gene therapy products to patients and for enhancing the effects of these products, which we plan to exploit to develop additional gene therapy products to treat cancer and other diseases which, like cancer, result from cellular dysfunction and uncontrolled cell growth.

Viral Delivery Systems

     Adenoviral Systems. We have demonstrated that INGN 201 and INGN 241, which use our adenoviral vector system, enter tumor cells and express their proteins despite the body's natural immune response to the adenoviral vector. While the adenoviral vector system used is appropriate for the treatment of cancer by local administration, we have developed a number of additional systems that utilize modified adenoviral vectors for gene delivery. These systems also may be applicable to indications where activity of the gene for disease treatment is required for longer periods of time or where systemic administration may be necessary.

     - Viral Gene Expression Modulation System. We are developing this technology to block production of viral proteins in the patient to reduce immune response to the vector, thus prolonging the activity of the disease treatment gene.

     - Expanded Payload Systems. We are developing these technologies to allow the removal of very large pieces of the genome in order to increase the amount of genetic material that can be carried to the cell, allowing multiple genes to be incorporated into a single vector. Also, since many viral genes are deleted, we expect that the immune response against these vectors will be reduced.

     Retroviral Systems. Retroviral vectors are based on a different type of virus that has RNA rather than DNA as its genetic material. Retroviral vectors may be advantageous for particular clinical applications where the gene for disease treatment needs to be active for an extended period of time. We have clinical experience combining retroviral vectors with p53 and have established manufacturing capability for these delivery systems.

Non-Viral Delivery Systems

     We have in-licensed and are developing a non-viral delivery platform as a potential alternative to viral delivery for certain types of cancers, or clinical indications, particularly those that require systemic administration. Although we are not currently using non-viral vector technology in our clinical programs, we have completed proof-of-concept studies in animal models which suggest that this system may be a useful way to deliver tumor suppressor genes for systemic cancer treatment.

Additional Enabling Technologies

     We are also developing a number of additional technologies that expand our capabilities.

     - Multi-Gene Vector System. This technology is designed to combine multiple genes with a vector. This has the potential to be used with both viral and non-viral delivery systems to allow the activity of more than one gene for disease treatment at a time.

     - Pro-Apoptotic Gene Delivery System. This technology is designed to allow the activity of pro-apoptotic, or apoptosis-inducing, genes during treatment only, while temporarily suppressing the ability of the gene for disease treatment to kill cells during production. This will facilitate production of the gene therapeutic at higher volumes.

     - Tissue-Specific Targeting Systems. This technology is designed to limit the activity of the gene for disease treatment to particular cell types. It is intended to be applied to both viral and non-viral vectors.

     - Selective Inhibition of Gene Expression. This technology is designed to block the dysfunctional activity or expression of certain genes, like cancer-promoting oncogenes.

     - Gene Screen Vector System. This technology is designed to aid in the rapid screening of genes for therapeutic potential. This system should allow us to quickly evaluate genes of unknown function for their potential as cancer treatments.

MANUFACTURING AND PROCESS DEVELOPMENT

     Commercialization of a gene therapy product requires process methodologies, formulations, and quality release assays in order to produce high quality materials at a large scale. We believe that the expertise we have developed in the areas of manufacturing and process development represents a competitive advantage. We have developed scale-up methodologies for both upstream and downstream production processes, formulations that are safe and stable, and quality release assays that ensure product quality.

     We own and operate a state of the art, validated manufacturing facility that we believe complies with cGMP regulations, which replaces an earlier pilot production facility. We produce INGN 201 in this facility for use in our Phase III studies and INGN 241 for use in our Phase I studies. The design and processes of this facility have been reviewed with the FDA. The validation of our manufacturing processes is ongoing. We plan to use this facility for our market launch of INGN 201. Our production and quality personnel team has been in place for approximately four years. To date, we have produced approximately 20 batches of INGN 201 clinical material, including all clinical material used in the Phase II and Phase III studies for this product candidate.

BUSINESS AND COLLABORATIVE ARRANGEMENTS

Aventis Pharma AG

     In October 1994, we entered into two collaboration agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc. to develop therapeutics based on p53 and on K-ras pathway inhibition. In December 1999, Rhone-Poulenc S.A., the ultimate parent company of Rhone-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties have combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhone-Poulenc Rorer to form Aventis Pharma, or Aventis. Rhone-Poulenc Rorer Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Products Inc. Aventis Pharma, the parent company of Aventis Pharmaceuticals Products Inc., is a multi-billion dollar, global pharmaceutical company.

     In June 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired all marketing and commercialization rights with respect to those products. We assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products, and are now fully responsible for all preclinical research and development and clinical trials for new gene therapy products. In connection with this restructuring and pursuant to a stock purchase agreement executed on June 30, 2001, Aventis purchased $25.0 million of non-voting preferred stock from us, the payment for which was received on July 2, 2001.

     In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to us all of its patents covering the manufacture, sale, offering for sale, importation or use of INGN 201 and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period of seven years, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes.

     We now have the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis agreed to transfer and is in the process of transferring to us all trademarks and goodwill associated with INGN 201.

     Through June 30, 2001, Aventis provided us with approximately $57.2 million in the form of funding for early stage development programs and purchases of INGN 201 product for later stage clinical development and purchased over $14 million of preferred stock from us. These purchases of preferred stock were made upon the achievement of the milestones contemplated in our stock purchase agreement with Aventis.

Gendux, Inc. and Gendux AB

     We established our wholly-owned subsidiary, Gendux, Inc., and its wholly-owned subsidiary Gendux AB, which is based in Stockholm, Sweden, in order to create a European presence with which to extend our technology and product development opportunities and enhance our interactions with European academic and commercial institutions. We have assigned to Gendux AB certain rights in the PTEN technologies and licensed certain rights in the CCAM technologies, as well as a nonexclusive license to use our vector technology in commercializing gene therapy products.

Academic and Other Collaborations

     Academic collaboration agreements have been a cost-effective way of expanding our intellectual property portfolio, generating data necessary for regulatory submissions, accessing industry expertise and finding new technology in-license candidates, all without building a large internal scientific and administrative infrastructure.

     The University of Texas M.D. Anderson Cancer Center

     Many of our core technologies were developed by scientists at M.D. Anderson Cancer Center in Houston, Texas, one of the largest academic cancer centers in the world. We sponsor research conducted at M.D. Anderson Cancer Center to further the development of technologies that have potential commercial viability. Through these sponsored research agreements, we have access to M.D. Anderson Cancer Center's resources and expertise for the development of our technology. In addition, we have the right to include certain patentable inventions arising from these sponsored research agreements under our exclusive license with M.D. Anderson Cancer Center.

     We entered into this license agreement on July 20, 1994, which terminates on July 20, 2009. The agreement is also terminable upon our insolvency, either party's breach, or upon our notice on a patent-by-patent basis. The technologies we have licensed from M.D. Anderson Cancer Center under the exclusive license agreement relate to p53 and CCAM, among others. Under the agreement, we have agreed to pay M.D. Anderson Cancer Center royalties on sales of products utilizing these technologies and we are obligated to reimburse any of M.D. Anderson Cancer Center's costs that may be incurred in connection with obtaining patents related to the licensed technologies. Our strategy for product development is designed to take advantage of the significant multidisciplinary resources available at M.D. Anderson Cancer Center. These efforts have resulted in our becoming one of the largest corporate sponsors of activities at M.D. Anderson Cancer Center in recent years and have yielded to us exclusive patent and licensing rights to numerous technologies.

     National Cancer Institute

     We have entered into a cooperative research and development agreement, or CRADA, with the NCI. The CRADA has a flexible duration, but is terminable upon the mutual consent of the parties or upon 30 days notice of either party. NCI will sponsor and conduct preclinical and human clinical trials to evaluate the effectiveness and potential superiority to other treatments of INGN 201 against a range of designated cancers including breast cancer, ovarian cancer, bladder cancer, and brain (GBM) cancer. Under the CRADA, NCI will conduct five or more Phase I clinical trials and will provide most of the funding for these activities. We will supply NCI with INGN 201 product to be administered in these trials. We have exclusive rights to all preclinical and clinical data accumulated under the CRADA. The CRADA provides that NCI has certain rights to continue development of INGN 201 on its own if we elect to terminate the CRADA.

     Corixa Corporation

     We have entered into a research and license agreement with Corixa Corporation pursuant to which we acquired an exclusive, worldwide license to mda-7 for gene therapy applications. The agreement is effective until the expiration of the subject patents. It is terminable upon the breach or insolvency of either party, or upon our notice on a patent-by-patent or product-by-product basis. Under the agreement, we paid Corixa an initial license fee and have agreed to make additional payments upon the achievement of development milestones, as well as royalty payments on product sales. We also made research payments to Corixa, which performed research involving mda-7.

     Imperial Cancer Research Technology Limited

     We have entered into two option agreements with Imperial Cancer Research Technology Limited, or ICRT. ICRT is the technology and licensing unit of the Imperial Cancer Research Fund, which conducts over one-third of all cancer research in the United Kingdom. The agreements are terminable upon either party's breach or insolvency, or by ICRT upon our failure to make required payments. Under the agreements, we have an option to obtain exclusive worldwide licenses to PTEN, rsk3 and DBCCR1 genes, the first of which we have assigned -- and the last two of which we have licensed -- to Gendux AB. In July 2001, Gendux notified ICRT of its intent not to exercise its options to license the rsk3 and DBCCR1 genes. Gendux AB has exercised the option with respect to the PTEN gene and entered into a license with ICRT for that gene. In addition, we have an option to obtain an exclusive license to other patented subject matter and technology arising out of the research collaborations between ICRT and us dating to the PTEN, rsk3 and DBCCR1 genes, subject to certain rights retained by ICRT and a non-exclusive license back to ICRT with certain improvements we make to the technology.

MARKETING AND SALES

     We are focusing our current product development and commercialization efforts on the oncology market. This market is characterized by its concentration of specialists in relatively few major cancer centers, which we believe can be effectively addressed by a small, focused sales force. We will likely address this market by building a direct sales force as part of the INGN 201 commercialization process and by pursuing marketing and distribution arrangements with corporate partners for INGN 201 as well as additional gene therapy products.

PATENTS AND INTELLECTUAL PROPERTY

Our Portfolio

     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure a continued strong technology development and technology transfer from companies and research institutions with whom we work. In addition to our intellectual property license with Aventis, we have entered into a number of exclusive license agreements or options with such companies and institutions, including M.D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Corixa, the Imperial Cancer Research Fund, and LXR Biotechnology, Inc. with the LXR rights being subsequently sold to Tanox, Inc. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.

     Patent applications in the United States, as well as their processing through the Patent and Trademark Office, or PTO, are, in most cases, maintained in secrecy until patent applications are published or patents issue. Furthermore, publication of discoveries in the scientific or patent literature frequently occurs significantly later than the date on which the underlying discoveries were made. Many companies choose not to publish their scientific discoveries at all. Consequently, we cannot be certain that our patent applications lay claim to the first made inventions or that they were the first filed patent applications for such inventions. Similarly, we are unable to assess the United States patent applications of competitors and third parties or to predict which, if any, of those patent applications might issue as patents, with any degree of certainty. Moreover, the processing of patent applications directed to technologies such as genes and gene therapies in the PTO and patent offices in other jurisdictions will typically require a much longer period of time than patent applications involving other technologies, leading to additional uncertainty.

     We currently own or have an exclusive license to 16 issued United States patents and 43 pending United States patent applications. In addition, we own or license 16 issued and 130 pending foreign patent applications that generally parallel the United States portfolio. If we do not seek a patent term extension, the currently issued United States patents that we own or have exclusively licensed will expire between the years 2010 and 2017. The exclusive licenses that give us rights in the patents and applications that such licenses cover will expire no earlier than the life of any patent covered under the license.

Adenoviral p53 Compositions and Therapies

     In developing our patent portfolio, we have focused our efforts in part on protecting our potential products and how they will be used in the clinic. Arising out of our work with M.D. Anderson Cancer Center, we currently have an exclusive license to a number of United States and corresponding international patent applications directed to adenoviruses that contain the p53 gene, referred to as adenoviral p53, adenoviral p53 pharmaceutical compositions and the use of adenoviral p53 compositions in various cancer therapies and protocols. One of these applications, directed to the clinical use of adenoviral p53 to treat cancer, has issued as a United States patent. We have also exclusively licensed from Aventis a United States patent application, and corresponding international applications, directed to adenoviral p53 and its clinical applications. We also have an exclusive license to a United States patent application and corresponding international applications directed to the use of the p53 gene in the treatment of cancer patients whose tumors appear to express a normal p53 protein.

Combination Therapy with the p53 Gene

     We have also focused our portfolio development on protecting clinical therapeutic strategies that combine the use of the p53 gene with traditional cancer therapies. In this regard, also arising out of our work with M.D. Anderson Cancer Center, we have an exclusive license to two issued United States patents, and one pending application with corresponding international applications, directed to cancer therapy using the p53 gene in combination with DNA damaging agents such as conventional chemotherapy or radiotherapy. This patent and applications concern the therapeutic application of the p53 gene either before, during or after chemotherapy or radiotherapy. We have also exclusively licensed from Aventis a United States application and corresponding international applications directed to therapy using the p53 gene together with taxanes such as Taxol(R) or Taxotere(R). Furthermore, we have exclusively licensed a United States patent application, and corresponding international applications, directed to the use of the p53 gene in combination with surgical intervention in cancer therapy.

Adenovirus Production, Purification and Formulation

     Another focus of our research has involved the development of procedures for the commercial scale production of our potential adenoviral-based gene therapy products, including that of our potential adenoviral p53 product. In this regard, we own an issued United States patent as well as a number of pending United States applications, and corresponding international applications, directed to commercial scale processes for producing adenoviral gene therapy compositions having a high level of purity, as well as to storage-stable formulations. These applications include procedures for preparing commercial quantities of recombinant adenoviruses for gene therapy and include procedures applicable to the p53 gene, as well as any of the other of our potential gene therapy products. We have also licensed from Aventis a United States application and corresponding international applications directed to processes for the production of purified adenoviruses, useful for gene therapy applications.

Other Tumor Suppressor Genes

     We either own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various tumor suppressor genes other than the p53 gene, including the p16, PTEN, mda-7, CCAM, BAK, FHIT, and antisense K-ras genes. We have exclusively licensed or optioned rights in two issued United States patents covering the use of the BAK and mda-7 genes, and have received a formal notice of allowance from the PTO in a patent application relating to the PTEN gene and a United States patent has issued that is directed to the use of the adenoviral p16 in cancer therapy.

Other Therapeutic, Composition and Process Technologies

     We also own or have exclusively licensed a number of United States and international patent applications on a range of additional technologies. These include various applications relating to the p53 gene, combination therapy with 2-methoxyestradiol, antiproliferative factor technologies, retroviral delivery systems, stimulation of anti-p53, screening and product assurance technologies, as well as second generation p53 gene molecules. We have exclusively licensed a number of United States and international applications directed to various improved gene therapy vectors for use in gene therapy protocols, gene therapy employing more than one gene for disease treatment, as well as applications directed to the delivery of genes for disease treatment without the use of a vector, or "non-viral" therapy. We also have exclusive rights in an issued United States patent and corresponding international applications directed to a low toxicity analogue of IL-2, also called F42K.

Trade Secrets

     We rely on trade secrets law to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. In addition, we generally require employees, academic collaborators and consultants to enter into confidentiality agreements. Despite these measures, we may not be able to adequately protect our trade secrets or other proprietary information. We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, in the case of technologies that we have licensed, we do not have the ability to make the final decisions on how the patent application process is managed, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology. Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be diminished.

Competitive Environment

     We are aware of a number of issued patents and patent applications that relate to gene therapy, the treatment of cancer and the use of the p53 and other tumor suppressor genes. Schering-Plough, or its subsidiary Canji, controls various United States patent applications and a European patent directed to therapy using the p53 gene, to adenoviruses that contain the p53 gene, referred to as adenoviral p53, and to methods for carrying out therapy using adenoviral p53. In addition, Canji controls an issued United States patent and its international counterparts, including a European patent, involving a method of treating mammalian cancer cells lacking normal p53 protein by introducing a p53 gene into the cancer cell. Canji also controls a European patent that is directed to the use of tumor suppressor genes in cancer therapy, but which does not mention p53.

     While we believe that our potential products do not infringe any valid claim of the Canji p53 patents, Canji or Schering Plough could assert a claim against us. Furthermore, we may become subject to other patent infringement claims or litigation arising out of pending applications, should they issue, or become involved in potentially protracted interference proceedings declared by the PTO, or become involved in similar proceedings in foreign patent offices, to determine the priority of inventions or validity of an issued patent.

     In another area, Canji controls a United States patent and corresponding international applications, including a European counterpart, relating to the purification of viral or adenoviral compositions. We believe that our manufacturing process does not infringe any valid claims of this patent. Genzyme controls a United States application and corresponding international applications, including a European counterpart application, directed to the purification of adenoviral compositions. The relevance of this application to our activities is unclear due to the fact that prosecution of the United States application remains secret.

GOVERNMENT REGULATION

     The production and marketing of our proposed products and our research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs and research personnel are subject to rigorous FDA and National Institutes of Health, or NIH, regulations. The Federal Food, Drug and Cosmetic Act (the FDC Act), as amended, the regulations promulgated under the FDC Act, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

The Drug Approval Process

     The steps required before our proposed products may be marketed in the United States include preclinical testing, the submission to the FDA of an investigational new drug, or IND, application for clinical trials, clinical trials to establish the safety and effectiveness of the drug, the submission to the FDA of a BLA (for a biologic) or an NDA (for a drug) and the FDA approval of the BLA or NDA prior to any commercial sale of the drug. Our products will be regulated as biologics. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments, including third party facilities, must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

Preclinical Testing

     Preclinical testing includes laboratory evaluation of product chemistry and formulation as well as animal studies to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and preclinical safety tests must be conducted in compliance with FDA Good Laboratory Practices, or GLP regulations. The results of the preclinical tests are submitted to the FDA as part of an IND application to be reviewed by the FDA prior to the commencement of human clinical trials. Submission of an IND application may not result in FDA authorization to commence clinical trials, but the IND becomes effective if not rejected by the FDA within 30 days. The IND application must indicate the results of previous testing, how, where and by whom the clinical studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured.

Clinical Trials

     Clinical trials involve the administration of the IND to healthy volunteers or to patients, under the supervision of qualified principal investigators. All clinical trials must be conducted in accordance with Good Clinical Practices, or GCP, regulations, under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA for review as part of the IND application prior to commencing the study. Further, each clinical trial must be conducted under the auspices of an independent review panel, the Institutional Review Board, or IRB, at the institution at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, informed consent and the possible liability of the institution. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

     Clinical trials are typically conducted in three sequential phases, but the phases often overlap. In Phase I, the initial introduction of the drug into healthy volunteers or patients, the drug is tested for safety or adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the effectiveness of the drug for specific, targeted indications, determine dosage tolerance and optional dosage and identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Phase III studies conducted to seek marketing approval by the FDA are called pivotal studies.

National Institutes of Health

     The NIH publishes guidelines concerning gene therapy products. The NIH guidelines require that human gene therapy protocols subject to the guidelines that involve a novel product, disease indication, route of administration or other component be discussed at the quarterly meetings of the NIH Recombinant DNA Advisory Committee, or RAC. Companies involved in clinical trials as sponsors are expected to report all serious adverse events to the NIH.

     Following routine procedure, we report to the FDA and the NIH serious adverse events, whether treatment-related or not, that occur in our clinical trials, including deaths. In one of our Phase I studies conducted from 1995 to 1997, we reported two deaths for which the clinical investigator involved could not unequivocally rule out the possibility that the deaths were related to our gene therapy treatment; however, there was no evidence that our gene therapy was responsible for the deaths. Often, gene therapy clinical trials include cancer patients who have failed all conventional treatments available to them, and who therefore have short life expectancies and who sometimes die before completion of their clinical trials. We have not received any correspondence from any regulatory body or experienced any increased scrutiny of our clinical or other activities as a result of these deaths.

Marketing Applications

     After the completion of all three clinical trial phases, if the data indicate that the drug is safe and effective, a BLA or an NDA is filed with the FDA for approval of the marketing and commercial shipment of the drug. This marketing application must contain all of the information on the drug gathered to that date, including data from the clinical trials. It is often over 100,000 pages in length.

     The FDA reviews all marketing applications submitted to it before it accepts them for filing and may request additional information rather than accepting one for filing. In such event, the application must be resubmitted with the additional information and is again subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA or NDA. Under the FDC Act, the FDA has 180 days in which to review it and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. However, the FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the marketing application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter usually contains a number of conditions that must be met in order to secure final approval of the application. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. If the FDA's evaluation of the submission or manufacturing facilities is not favorable, the FDA may refuse to approve the BLA or NDA or issue a not approvable letter.

     If the FDA approves the BLA or NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, referred to as Phase IV studies, to evaluate long-term effects. Phase IV clinical trials and post marketing studies may also be conducted to explore new indications and to broaden the application and use of the drug and its acceptance in the medical community.

"Off-Label" Use

     Physicians may prescribe drugs for uses that are not described in the product's labeling for uses that differ from those tested by us and approved by the FDA. Such "off-label" uses are common across medical specialties and may constitute the best treatment for many patients in various circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses. However, new regulations, if followed, provide a safe harbor from FDA enforcement action that would allow us to disseminate to physicians articles published in peer-reviewed journals, like the New England Journal of Medicine, that discuss off-label uses of approved products. We cannot disseminate articles concerning drugs that have not been approved for any indication.

Orphan Drug Act

     The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 people in the United States. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States following approval for that product. However, the FDA will allow the sale of a drug clinically superior to or different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period.

     We believe that certain of our potential products may qualify for orphan drug designation. We cannot be sure that any of our potential products will ultimately receive orphan drug designation, or that the benefits currently provided by such a designation will not subsequently be amended or eliminated. The Orphan Drug Act has been controversial, and legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. New legislation may be introduced in the future that could adversely affect the availability or attractiveness of orphan drug status for our potential products. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

FDAMA

     The Food and Drug Administration Modernization Act of 1997, the FDAMA, was enacted, in part, to ensure the timely availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. FDAMA established a statutory program for the approval of "fast track products." The fast track provisions essentially codify FDA's Accelerated Approval regulations for drugs and biologics. A "fast track product" is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a "fast track product" at any time during the clinical development of the product. FDAMA specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. Approval of an NDA for a fast track product can be based on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a fast track product may be subject to (1) post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and (2) prior review of copies of all promotional material. If a preliminary review of the clinical data suggests efficacy, the FDA may initiate review of sections of an application for a "fast track product" before the application is complete. This "rolling review" is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees.

     We may seek fast track designation to secure expedited review of appropriate products. It is uncertain whether we will obtain fast track designation. We cannot predict the ultimate effect, if any, of the new fast track process on the timing or likelihood of FDA approval of any of our potential products.

International

     Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. We cannot be sure that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may arise from other drug development technologies, methods of preventing or reducing the incidence of disease, including vaccines, and new small molecule or other classes of therapeutic agents. Developments by others may render our product candidates or technologies obsolete or noncompetitive.

     There are many companies, both publicly and privately held, including well-known pharmaceutical companies, as well as academic and other research institutions, engaged in developing products for human therapeutic applications. We are aware that Canji, Inc., a subsidiary of Schering-Plough Corporation, is currently conducting clinical trials with p53 related gene therapy products. Various small molecule drug and antisense approaches are being investigated by other companies in earlier stages of research and development. We are also aware that Onyx Pharmaceuticals, Inc. has conducted clinical studies of an adenovirus-based therapy for head and neck cancer. We also compete with universities and other research institutions in the development of products, technologies and processes. In many instances, we compete with other commercial entities in acquiring products or technologies from universities and other research institutions.

     We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

HUMAN RESOURCES

     As of June 30, 2001, we employed approximately 53 persons engaged in research and development, regulatory affairs, clinical affairs, manufacturing and quality, finance, and corporate development activities. Our employees include 11 holders of a Ph.D. or M.D. degree. Many of our employees have extensive experience in the pharmaceutical and biotechnology industries.

     In addition to our full-time staff, we provide financial support through sponsored research agreements for approximately 20 research scientists and technicians at M.D. Anderson Cancer Center and other institutions who serve as investigators for Introgen on clinical and preclinical research projects. We have also entered into part-time consulting arrangements with several M.D. Anderson Cancer Center scientists and clinicians.

     Our sponsored research projects with M.D. Anderson Cancer Center involve investigators in a wide range of specialties, including thoracic and cardiovascular surgery, neurology, gynecology, urology, and gastrointestinal medicine. The human resources devoted to development of our technology and products is further augmented by our collaborators at the numerous other institutions where sponsored research work is performed.

SCIENTIFIC ADVISORY BOARD

     We receive guidance on a broad range of scientific, clinical and technical issues from our Scientific Advisory Board. Members of our Scientific Advisory Board are recognized experts in their respective fields of research and clinical medicine related to molecular oncology. The members of the Scientific Advisory Board are:

     Jack A. Roth, M.D., Chairman of the Scientific Advisory Board, is Chairman, Department of Thoracic and Cardiovascular Surgery at M.D. Anderson Cancer Center. Dr. Roth was one of our founders and is our Chief Medical Advisor. Dr. Roth is a widely recognized pioneer in the application of gene therapy to the treatment of cancer. He is the primary inventor of the technology upon which our gene therapy products are based. He received his M.D. from The Johns Hopkins University School of Medicine.

     Carol L. Prives, Ph.D., is a professor of biology at Columbia University. She is the Chair of the NIH Experimental Virology Study Section, a member of the NCI Intramural Scientific Advisory Board, and a member of the Advisory Board of the Dana-Farber Cancer Center in Boston. She is an editor of the Journal of Virology and serves on the editorial boards of three other prominent journals. She received her Ph.D. in biochemistry from McGill University.

     Daniel D. Von Hoff, M.D., is the Director of the Arizona Cancer Center in Tucson, Arizona, and a professor of medicine in the Department of Medicine of the University of Arizona. Dr. Von Hoff is the President of the American Association for Cancer Research. Dr. Von Hoff is certified in medical oncology by the American Board of Internal Medicine.

     Elizabeth Grimm, Ph.D., is a professor of tumor biology at M.D. Anderson Cancer Center. Dr. Grimm has served as Cancer Expert, Surgical Branch of the NCI. She received her Ph.D. degree in microbiology from the University of California, Los Angeles School of Medicine.

     Michael J. Imperiale, Ph.D., is the Director of Cancer Biology Training Programs at the University of Michigan Cancer Center and holds a concurrent position in the Department of Microbiology and Immunology at the University of Michigan. Dr. Imperiale earned his Ph.D. degree in biological sciences from Columbia University and received postdoctoral training at the Rockefeller University Laboratory of Molecular Cell Biology where he studied the regulation of early adenovirus gene expression.

ITEM 2. PROPERTIES

     We lease from TMX Realty Corporation, our wholly-owned subsidiary, facilities in Houston, Texas, totaling approximately 42,000 square feet in two buildings. These buildings consist of a 12,000 square foot cGMP production facility designed to support INGN 201 product launch, as well as support multiple vector manufacturing, and a 30,000 square foot building which contains our research and development laboratories and administrative offices. We sublease to M.D. Anderson Cancer Center approximately 10,000 square feet of space in our Houston research and development facility under an eight year lease at prevailing market rates. Our corporate offices are located in Austin, Texas. We expect our current facilities to satisfy our requirements for at least the next four years.

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in legal proceedings relating to claims arising out of our operation in the ordinary course of business, including actions relating to intellectual property rights.

     On January 12, 2001, we received notice that we had been named as a defendant in a first amended complaint filed on January 11, 2001 by Canji, Inc. in an action entitled Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District). Canji, Inc. filed the original complaint against the Sidney Kimmel Cancer Center (SKCC) on March 24, 2000. On February 9, 2001, the action was removed to the United States District Court for the Southern District of California. In its first amended complaint, which for the first time named us as a defendant in the litigation, Canji alleges that certain gene therapy patents and technology relating to the treatment of cancer using gene therapy in combination with a class of chemotherapeutic agents known as DNA repair inhibitors, developed by SKCC under a sponsored research agreement between SKCC and us and exclusively licensed to us from SKCC (the SKCC IP), were developed in part using materials provided by Canji to SKCC under a Material Transfer Agreement (MTA). Canji further alleges that under the MTA, Canji had the right of first refusal to a license to any patent rights arising out of the technology developed by SKCC using the materials. Canji further alleges that we wrongfully obtained rights in intellectual property derived from SKCC's use of Canji's materials. As relief against us, Canji seeks: a declaratory judgment that we are not entitled to the intellectual property rights conveyed by SKCC to us, and that instead those rights belong to Canji; the imposition of a constructive trust on the patent rights granted to us; and injunctive relief to restore Canji to the position that it was in prior to the SKCC's grant of intellectual property rights to us. We believe that Canji's allegations are without merit and intend to vigorously defend the action. The SKCC IP is not material to our business.

     We do not believe that the outcome of any present, or all litigation in the aggregate, other than our opposition of three European patents owned by Canji discussed under "Factors Affecting Future Operating Results" will have a material effect on our business. You can read the discussion of our opposition of the patents under "Factors Affecting Future Operating Results."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of our fiscal year ended June 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND EQUITYHOLDER INFORMATION

     Our common stock has been traded on the Nasdaq National Market under the symbol "INGN" since our initial public offering in October 2000. Prior to October 2000, there was no established public trading market for our common stock. The following table sets forth for the periods indicated, the high and low closing prices reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal Year Ended June 30, 2001:
  First Fiscal Quarter......................................     N/A     N/A
  Second Fiscal Quarter.....................................  $15.50   $5.25
  Third Fiscal Quarter......................................    8.25    3.31
  Fourth Fiscal Quarter.....................................    7.80    3.20

     At June 30, 2001, there were 21,391,125 shares of our common stock issued and outstanding held by 234 stockholders of record. We estimate that there are approximately 3,740 beneficial stockholders.

DIVIDEND POLICY

     We have never declared or paid any dividends on our capital stock. We currently expect to retain all of our future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to a stock purchase agreement with Aventis executed on June 30, 2001, we issued 100,000 shares of Series A Non-Voting Convertible Preferred Stock to Aventis in exchange for $25.0 million, the payment for which was received on July 2, 2001. We relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration, as the sale was to a single accredited investor. Under the terms of the certificate of designations filed in connection with the sale, the

Series A Non-Voting Convertible Preferred Stock is convertible into 2,343,721 shares of our common stock at any time upon either party's election. We expect to use the proceeds from this sale to conduct research and development, including clinical trials, advance our process development and manufacturing capabilities, initiate product marketing and commercialization programs, and for general corporate purposes, including working capital.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     We closed our initial public offering on October 17, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-30582), which was declared effective by the Securities and Exchange Commission on October 11, 2000. In the initial public offering, we sold an aggregate of 4,000,000 shares of common stock at $8.00 per share, with the underwriters' over-allotment option of 600,000 shares of common stock being exercised on October 18, 2000, at $8.00 per share. The sale of the shares of common stock generated aggregate net proceeds of approximately $32.2 million. We expect to continue to use the net proceeds from our initial public offering to conduct research and development, including clinical trials, advance our process development and manufacturing capabilities, initiate product marketing and commercialization programs, and for general corporate purposes, including working capital. Pending these uses, the net proceeds of the offering are invested in interest bearing, investment grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Our selected consolidated financial data is presented below for, and as of the end of, each of the years in the five year period ended June 30, 2001, and is derived from the consolidated financial statements of Introgen Therapeutics, Inc. and its subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of June 30, 2000 and 2001 and for each of the years ended June 30, 1999, 2000 and 2001, and the report of independent public accountants thereon, are included elsewhere in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                        YEAR ENDED JUNE 30,
                                  ---------------------------------------------------------------
                                     1997         1998         1999         2000         2001
                                  ----------   ----------   ----------   ----------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue from collaborations.....  $   12,052   $    8,606   $    6,714   $    6,204   $     3,016
                                  ----------   ----------   ----------   ----------   -----------
Revenue from product sales to
  affiliate.....................          --        2,505        1,475        2,184         1,500
Cost of product sales...........          --        1,729          994        1,476         2,488
                                  ----------   ----------   ----------   ----------   -----------
Gross margin on product sales...          --          776          481          708          (988)
                                  ----------   ----------   ----------   ----------   -----------
Other revenue...................          --           --           --           --           684
Operating costs and expenses:
  Research and development......      12,954       10,361        7,539       10,075        15,014
  General and administrative....       2,635        1,825        2,977        4,701         4,875
                                  ----------   ----------   ----------   ----------   -----------
          Total operating costs
            and expenses........      15,589       12,186       10,516       14,776        19,889
                                  ----------   ----------   ----------   ----------   -----------
Loss from operations............      (3,537)      (2,804)      (3,321)      (7,864)      (17,177)
Interest income, net............         421          789          675          140           381
Other income....................          --           --           --           --           354
                                  ----------   ----------   ----------   ----------   -----------
Net loss........................  $   (3,116)  $   (2,015)  $   (2,646)  $   (7,724)  $   (16,442)
                                  ==========   ==========   ==========   ==========   ===========
Basic and diluted net loss per
  share.........................  $    (0.80)  $    (0.51)  $    (0.66)  $    (1.89)  $     (1.02)
                                  ==========   ==========   ==========   ==========   ===========
Shares used in computing basic
  and diluted net loss per
  share.........................   3,909,376    3,922,768    4,005,893    4,095,623    16,163,027
                                  ==========   ==========   ==========   ==========   ===========

                                                             JUNE 30,
                                  ---------------------------------------------------------------
                                     1997         1998         1999         2000         2001
                                  ----------   ----------   ----------   ----------   -----------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and
  short-term investments........  $    9,411   $   16,848   $   15,761   $   11,765   $    34,977
Working capital.................       7,780       15,944       14,226       10,263        54,296
Total assets....................       9,990       17,766       25,741       24,855        72,347
Long term debt obligations, net
  of current portion............          --           --        3,388        8,021         9,798
Accumulated deficit.............      (6,359)      (8,375)     (11,021)     (18,744)      (35,186)
Stockholders' equity............       8,359       16,322       19,187       13,592        56,069

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this report on Form 10-K. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements below under "Factors Affecting Future Operating Results." These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below under "Factors Affecting Future Operating Results."

OVERVIEW

     We are a leading developer of gene therapy products for the treatment of cancer. Our drug discovery and development programs have resulted in innovative approaches by which physicians use genes to treat cancer and other diseases. Our lead product candidate, INGN 201, combines the p53 gene, one of the most potent members of a group of naturally occurring genes, the tumor suppressor genes, that act to protect cells from becoming cancerous, with a gene delivery system that we have developed and extensively tested. We are conducting pivotal Phase III clinical studies of INGN 201 in head and neck cancer. Pivotal Phase III trials are typically the final phase required for FDA approval. We are also completing a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various types of lung cancer. Phase II trials are efficacy studies. We are also conducting several Phase I clinical trials, or safety studies, of INGN 201 in additional cancer types, or indications. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with INGN 201, establishing a large safety database.

     We are developing additional gene therapy product candidates that we believe may be effective in treating certain cancers, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Our INGN 241 product candidate, which combines the mda-7 gene with our gene delivery system, is undergoing safety testing in a Phase I clinical study.

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities, primarily for INGN 201 and, to a lesser extent, for other product candidates. At June 30, 2001, we had an accumulated deficit of approximately $35.2 million. We anticipate that we will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. We expect that cash needed for operating activities will increase as we continue to expand our research and development of various gene therapy technologies. Since inception, our only significant revenues have been payments from Aventis under collaborative research and development agreements for our early stage development work on INGN 201 and Aventis' purchases of INGN 201 product we manufactured for its use in later stage clinical trials it previously performed. We have also earned interest income on cash placed in short-term investments.

     In October 1994, we entered into two collaboration agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc. to develop therapeutics based on p53 and on K-ras pathway inhibition. In December 1999, Rhone-Poulenc S.A., the ultimate parent company of Rhone-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties have combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhone-Poulenc Rorer to form Aventis Pharma, or Aventis. Rhone-Poulenc Rorer Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Products Inc. Aventis Pharma, the parent company of Aventis Pharmaceuticals Products Inc., is a multi-billion dollar, global pharmaceutical company.

     In June 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired all marketing and commercialization rights with respect to those products. We assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products, and are now fully responsible for all preclinical research and development and clinical trials for new gene therapy products. In connection with this restructuring and pursuant to a stock purchase agreement executed on June 30, 2001, Aventis purchased $25.0 million of non-voting preferred stock from us, the payment for which was received on July 2, 2001.

     In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to us all of its patents covering the manufacture, sale, offering for sale, importation or use of INGN 201 and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period of seven years, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes.

     We now have the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis agreed to transfer and is in the process of transferring to us all trademarks and goodwill associated with INGN 201.

     Under the prior collaboration agreements, we generally received payments from Aventis for early stage development activities quarterly in advance. We recorded these payments as revenue as we performed the collaboration work and incurred the related expenses. We recorded as deferred revenue collaborative research and development payments which we received but for which the related expenses had not yet been incurred. Under the restructured collaboration, Aventis will no longer fund any of our research and development.

     Through June 30, 2001, Aventis provided us with approximately $57.2 million in the form of funding for early stage development programs and purchases of INGN 201 product for later stage clinical development and purchased over $14.0 million of preferred stock from us. These purchases of preferred stock were made upon the achievement of the milestones contemplated in our stock purchase agreement with Aventis.

     Under the prior collaboration agreements, we manufactured and sold INGN 201 to Aventis for use in later stage clinical trials under the terms of the collaboration agreements. We recorded revenue from these product sales upon completion of production and delivery and Aventis' acceptance of the product. From inception of these agreements through June 30, 2001, we have recorded $7.5 million in revenues from these product sales. Under the restructured collaboration, we will no longer sell INGN 201 to Aventis for use in clinical trials.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

REVENUES

     Revenue from Collaborations. Collaborative research and development revenues from Aventis were $3.0 million in 2001, $6.2 million in 2000 and $6.7 million in 1999. The 51% decrease in 2001 compared to 2000 was primarily due to the restructuring of our collaboration with Aventis, which resulted in our not receiving payments from Aventis subsequent to December 31, 2000, for early stage research and development related to p53-based gene therapy based products. As a result of the restructuring, we will not have any collaborative research and development revenues from Aventis in the future. Prior to this restructuring, we earned revenue for the early stage research and development we performed under our collaboration agreements with Aventis. The 7.6% decrease in 2000 compared to 1999 was due primarily to a decrease in early stage development program funding in 2000 under the Aventis collaboration that was in effect at that time as INGN 201 continued to progress from early stage development activities we performed to later stage clinical development activities performed at that time by Aventis.

     Revenue from Product Sales to Affiliate. Revenues from product sales to Aventis were $1.5 million in 2001, compared to $2.2 in 2000 and $1.5 million in 1999. The 31% decrease in 2001 compared to 2000 occurred because there were no product sales subsequent to December 31, 2000, due to the restructuring of our collaboration with Aventis. The restructuring eliminated our need to sell product to Aventis since we are using the product internally for the future development of INGN 201. As a result of the restructuring, we will not have any revenues from product sales to Aventis in the future. The 48% increase in 2000 compared to 1999 was primarily due to increased sales of INGN 201 product to Aventis for their use in later stage clinical trials they were performing at that time prior to the restructuring of our collaboration agreement with them.

     Other Revenue. Other revenue was $684,000 in 2001, compared to zero in 2000 and 1999. This increase was due to funding received under research grants from U.S. Government agencies and contract manufacturing work for third parties.

COSTS AND EXPENSES

     Cost of Product Sales. Cost of product sales was $2.5 million in 2001, compared to $1.5 million in 2000 and $994,000 in 1999. The 67% increase in 2001 was due to a reduction in the number of batches of clinical material in production during the quarter ended December 31, 2000, which resulted in an increase in the amount of the costs of our manufacturing operations that were expensed as incurred instead of capitalized as part of inventory. This situation did not continue subsequent to December 31, 2000, due to the restructuring of the Aventis collaboration that ended sales of clinical materials to Aventis, thereby eliminating our cost of product sales. The 49% increase between 2000 and 1999 reflects costs associated with our increased sales of INGN 201 product to Aventis for their use in later stage clinical trials they were performing at that time prior to the restructuring of our collaboration agreement with them.

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $442,000 in 2001 and zero in 2000 and 1999, were $14.6 million in 2001, compared to $10.1 million in 2000 and $7.5 million in 1999. The 45% increase in 2001 compared to 2000 was primarily due to
(1) increased activity related to the development of INGN 241 and (2) expenses associated with the restructuring of the Aventis collaboration, including (a) $826,000 related to the write-off of accounts receivable, inventory and deferred revenue, (b) $2.2 million related to the assumption of responsibility for Phase II and III clinical trials for INGN 201 and (c) no costs being capitalized as inventory subsequent to December 31, 2000, as a result of the Aventis collaboration restructuring, which eliminated future inventory sales to Aventis. These increases were offset by a decreased level of early stage research and development performed by us prior to the restructuring of the Aventis agreement relative to products based on the p53 gene, as such products had evolved into later stage development, which Aventis performed at that time prior to restructuring of that collaboration. The 34% increase between 2000 and 1999 was due to the increase in research and development activities for our pipeline of gene therapy product candidates. Under our restructured collaboration with Aventis, we assumed responsibility for the worldwide development of all p53 products. As a result, we expect our research and development expenses to increase in the future. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect these expenses to continue to increase in the future.

     General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation of $1.1 million in 2001, $2.1 million in 2000 and $387,000 in 1999, were $3.7 million in 2001, $2.6 in 2000 and $2.6 in 1999. The 42% increase between 2001 and 2000 was due primarily to the additional, ongoing costs associated with operating as a public company subsequent to our initial public offering in October 2000 and costs associated with the Aventis collaboration restructuring. These expenses were unchanged between 2000 and 1999 because our general and administrative activities and resources in place in 1999 were adequate to meet the general and administrative needs of our operations in 2000, both of which were years during which we operated as a private company.

     Amortization of Deferred Compensation. Amortization of deferred stock compensation was $1.6 million in 2001, $2.1 million in 2000 and $387,000 in 1999. The 23% decrease between 2001 and 2000 was due primarily to 2000 including a one-time compensation charge related to the accelerated vesting of options held by a board member concurrent with the individual's resignation from our board. The increase between 2000 and 1999 was due to pre-initial public offering fiscal 2000 grants of additional options to purchase our common stock at exercise prices below the deemed fair value of the common stock. For options currently outstanding, we expect to record amortization expense for deferred compensation of $1.6 million during fiscal 2002, $1.3 million during fiscal 2003, $428,000 during fiscal 2004 and $4,100 during fiscal 2005. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or may increase if additional options are issued at prices below the deemed fair value of the common stock.

     Interest Income and Interest Expense. Interest income was $1.2 million for fiscal 2001, $722,000 for fiscal 2000, and $681,000 for 1999. The 70% increase in 2001 compared to 2000 was primarily due to higher average cash and investment balances in 2001 on which interest was earned as a result of our initial public offering in October 2000. The 6% increase in 2000 compared to 1999 was primarily due to interest rate fluctuations between years. Interest expense was $849,000 for fiscal 2001, $582,000 for fiscal 2000 and $5,000 for fiscal 1999. The 46% increase in 2001 compared to 2000 was primarily due to balances under notes payable to finance our new facilities and equipment being outstanding for all of 2001 as compared to being outstanding for only a portion of 2000. The increase between 2000 and 1999 was primarily due to there being substantially no debt outstanding during 1999 as compared to there being debt outstanding related to our new facilities during a portion of 2000.

     Other Income. Other income was $354,000 in 2001 compared to zero in 2000 and 1999 due to 2001 being the first year in which we earned rental income related to our sublease of research laboratories in our facilities to M.D. Anderson Cancer Center.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred annual operating losses since our inception, and at June 30, 2001, we had an accumulated deficit of $35.2 million. Since inception through June 30, 2001, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $14.4 million of private equity sales to Aventis, $14.6 million of private equity sales, net of offering costs, to others, $7.5 million of sales of INGN 201 product to Aventis for use in later stage clinical trials, $9.2 million in mortgage financing from a bank for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $4.2 million from interest income earned on cash and short- and long-term investments.

     From our inception through June 30, 2001, we have acquired buildings in the aggregate amount of $11.6 million and capital equipment in the aggregate amount of $5.3 million through a combination of cash purchases and financings under notes payable and lease arrangements. We have debt obligations under notes payable and capital leases totaling approximately $11.2 million at June 30, 2001. These notes payable and capital leases finance the facilities we occupy, tenant improvements for laboratory space we lease to M.D. Anderson Cancer Center and a significant portion of the equipment we use, all of which are pledged as collateral for this debt. We make monthly principal and interest payments on this debt. Our buildings and a portion of the related debt are owned and held by TMX Realty Corporation, our wholly-owned subsidiary.

     We expect that we will fund our capital expenditures and operations over at least the next two years with our current working capital. However, changes in our research and development plans and other changes affecting our company may result in the expenditure of these funds in less than two years. In addition, these resources may not be sufficient to fund our operations to the point of commercial introduction of any of our product candidates. We may require substantial funds in the future to conduct additional research and development programs, preclinical studies and clinical trials for potential products. To meet our future capital requirements, we expect to seek additional funding through collaborative agreements, public or private sales of our equity securities, debt financing or various combinations thereof.

     At June 30, 2001, we had cash and short term investments of approximately $35.0 million, compared with $11.8 million at June 30, 2000. Net cash used by operating activities was $8.8 million, $5.6 million and $2.0 million for the years ended June 30, 2001, 2000 and 1999. The increase in cash used by operating activities between 2001 and 2000 was primarily due to a higher net loss from operations and a decrease in deferred revenue, offset partially by an increase in accrued liabilities. The increase in 2000 compared to 1999 was primarily due to higher net loss from operations, and a decrease in accounts payable, offset partially by an increase in deferred revenue and non-cash depreciation and stock option compensation.

     Net cash provided by investing activities was $14.4 million for the year ended June 30, 2001, and $2.6 million for the year ended June 30, 2000, and net cash used in investing activities was $5.4 million for the year ended June 30, 1999. The change is 2001 compared to 2000 is primarily due to a higher level of purchases of short-term investments due to the availability of funds from our initial public offering in October 2000. The change in 2000 compared to 1999 is primarily due to a reduction in property and equipment additions during 2000.

     Net cash provided by financing activities was $35.5 million, $2.6 million and $8.3 million for the years ended June 30, 2001, 2000, and 1999. The increase in 2001 compared to 2000 was primarily due to the receipt of proceeds from our initial public offering of common stock in October 2000 offset by a decline in the amount of new notes payable and capital lease borrowings since our new facilities and related equipment were complete, outfitted and initially financed in 2000. The decrease in 2000 compared to 1999 was primarily due to the sale of Series B preferred stock in 1999. At June 30, 2001, we had $9.1 million outstanding under notes payable for our facilities and $2.1 million outstanding under capital leases to finance the purchase of equipment.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended June 30, 2000 and 2001. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                                            QUARTER ENDED
                        ------------------------------------------------------
                        SEPTEMBER 30,   DECEMBER 31,   MARCH 31,     JUNE 30,
                            1999            1999          2000         2000
                        -------------   ------------   ----------   ----------
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:
Revenue from
  collaborations......   $    1,379      $    2,537    $    1,298   $      990
                         ----------      ----------    ----------   ----------
Revenue from product
  sales to
  affiliate...........        1,289             432            12          354
Cost of product
  sales...............          865             288            --          323
                         ----------      ----------    ----------   ----------
Gross margin on
  product sales.......          424             144            12           31
                         ----------      ----------    ----------   ----------
Other revenue.........           --              65            --           32
Operating costs and
  expenses............
Research and
  development.........        1,617           4,487         2,306        1,665
General and
  administrative......          853           1,546         1,292        1,010
                         ----------      ----------    ----------   ----------
Loss from
  operations..........         (667)         (3,287)       (2,288)      (1,622)
Interest income
  (expense), net......          173              36           (34)         (34)
Other income..........           --              --            --           --
                         ----------      ----------    ----------   ----------
Net loss..............   $     (493)     $   (3,253)       (2,322)  $   (1,656)
                         ==========      ==========    ==========   ==========
Basic and diluted net
  loss per share......   $    (0.12)     $    (0.82)   $    (0.57)  $    (0.41)
                         ==========      ==========    ==========   ==========
Shares used in
  computing basic and
  diluted net loss per
  share...............    3,955,423       3,972,630     4,060,586    4,060,586
                         ==========      ==========    ==========   ==========

                                             QUARTER ENDED
                        --------------------------------------------------------
                        SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                            2000            2000          2001          2001
                        -------------   ------------   -----------   -----------
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:
Revenue from
  collaborations......   $    1,506     $     1,509    $        --   $        --
                         ----------     -----------    -----------   -----------
Revenue from product
  sales to
  affiliate...........           --           1,500             --            --
Cost of product
  sales...............          116           2,372             --            --
                         ----------     -----------    -----------   -----------
Gross margin on
  product sales.......         (116)           (872)            --            --
                         ----------     -----------    -----------   -----------
Other revenue.........          138             253             24           269
Operating costs and
  expenses............
Research and
  development.........        2,333           2,821          3,784         6,077
General and
  administrative......        1,111             929          1,204         1,631
                         ----------     -----------    -----------   -----------
Loss from
  operations..........       (1,914)         (2,860)        (4,964)       (7,439)
Interest income
  (expense), net......          (28)            431           (116)           95
Other income..........           --              --            162           191
                         ----------     -----------    -----------   -----------
Net loss..............   $   (1,943)    $    (2,429)   $    (4,918)  $    (7,153)
                         ==========     ===========    ===========   ===========
Basic and diluted net
  loss per share......   $    (0.47)    $     (0.13)   $     (0.23)  $     (0.34)
                         ==========     ===========    ===========   ===========
Shares used in
  computing basic and
  diluted net loss per
  share...............    4,165,985      18,092,257     21,268,187    21,335,576
                         ==========     ===========    ===========   ===========

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

     We are conducting Phase III clinical trials of INGN 201, our lead product candidate, for the treatment of head and neck cancer, and are conducting a Phase II clinical trial of INGN 201 for the treatment of non-small cell lung cancer and six Phase I clinical trials of INGN 201 for other cancer indications. We are conducting a Phase I clinical trial of INGN 241, our product candidate based on the mda-7 gene. We do not have significant clinical trial experience with other product candidates. Current or future clinical trials may demonstrate that INGN 201, INGN 241 and our other product candidates are neither safe nor effective.

     Any delays or difficulties we encounter in our clinical trials, in particular the Phase III clinical trials of INGN 201 for the treatment of head and neck cancer, may delay or preclude regulatory approval. Any delay or preclusion could also delay or preclude the commercialization of INGN 201 or any other product candidates. In addition, we or the FDA might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:

     - failure of the product candidate to be more effective than current therapies;

     - presence of unforeseen adverse side effects of a product candidate, including its delivery system;

     - longer than expected time required to determine whether or not a product candidate is effective;

     - death of patients during a clinical trial, even though the product candidate may not have caused those deaths;

     - failure to enroll a sufficient number of patients in our clinical trials; or

     - our inability to produce sufficient quantities of a product candidate to complete the trials.

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

     While we are conducting a Phase I clinical trial with INGN 241, a product candidate based on the mda-7 gene, our most significant clinical trial activity and experience has been with INGN 201. We will need to continue conducting significant research and animal testing, referred to as preclinical testing, to support performing clinical trials for our other non-INGN 201 and non-INGN 241 product candidates. It will take us many years to complete preclinical testing and clinical trials, and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated later. Moreover, not all product candidates in preclinical testing or early stage clinical trials will receive timely, or any, regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, the increased development costs will negatively affect our financial results, and these delays could delay our commercialization efforts.

  WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

     We have generated operating losses since we began operations in June 1993. As of June 30, 2001, we had an accumulated deficit of approximately $35.2 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue, and our only revenues to date have been payments from Aventis under collaborative agreements for research and development and sales to Aventis of INGN 201 for use in clinical trials, neither of which revenues we will receive in the future under our restructured agreements with Aventis. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

  IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE AND FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAM AND COMPLETE OUR CLINICAL TRIALS.

     Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next two years with our current working capital and the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in July 2001, and income from mortgage financing and investment activities. We may need to raise additional capital sooner, however, due to a number of factors, including:

     - an acceleration of the number, size or complexity of our clinical trials;

     - slower than expected progress in developing INGN 201, INGN 241 and other product candidates;

     - higher than expected costs to obtain regulatory approvals;

     - higher than expected costs to pursue our intellectual property strategy;

     - higher than expected costs to further develop our manufacturing capability; and

     - higher than expected costs to develop our sales and marketing capability.

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

  AS A RESULT OF THE RESTRUCTURING OF OUR COLLABORATIVE RELATIONSHIP WITH AVENTIS, OUR PRODUCT DEVELOPMENT MAY BE DELAYED.

     In the past, we relied to a significant extent on Aventis to fund and support the development of products based on the p53 and K-ras genes, including INGN 201. In July 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products. Our development or commercialization efforts for these products could be delayed if we are unable to commit the necessary resources to fund the development of the p53 and K-ras programs.

     Historically, Aventis agreed on an annual basis whether and to what extent it would continue to fund our early stage development in North America of products based on the p53 or K-ras genes, which includes preclinical research and development and Phase I clinical trials. Since we assumed responsibility for the development of all p53 and K-ras products under the terms of the restructuring, if we decide to continue this development, we would have to fund this development ourselves or obtain funding from other sources. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

     Under the terms of the prior collaboration agreements with Aventis, once we had completed Phase I clinical trials of a product candidate based on the p53 and K-ras genes, Aventis could have elected to pursue later stage clinical development of that product candidate, which includes conducting Phase II and III clinical trials, commercializing the product, making all further submissions to existing IND, applications and preparing all product license applications. However, under the terms of the restructuring, we are responsible for later stage clinical development. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

  IF WE CANNOT MAINTAIN OUR OTHER CORPORATE AND ACADEMIC ARRANGEMENTS AND ENTER INTO NEW ARRANGEMENTS, PRODUCT DEVELOPMENT COULD BE DELAYED.

     Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M.D. Anderson Cancer Center, ICRT, the National Cancer Institute and Corixa Corporation. Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements or enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

  IF WE ARE NOT ABLE TO CREATE EFFECTIVE COLLABORATIVE MARKETING RELATIONSHIPS, WE MAY BE UNABLE TO MARKET INGN 201 SUCCESSFULLY OR IN A COST-EFFECTIVE MANNER.

     To effectively market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to successfully sell, market and distribute our products. To the extent that we enter into any such arrangements with third parties, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of such third parties. We have no experience in marketing or selling pharmaceutical products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to successfully commercialize our products.

  SERIOUS UNWANTED SIDE EFFECTS ATTRIBUTABLE TO GENE THERAPY MAY RESULT IN GOVERNMENTAL AUTHORITIES IMPOSING ADDITIONAL REGULATORY REQUIREMENTS OR A NEGATIVE PUBLIC PERCEPTION OF OUR PRODUCTS.

     Serious unwanted side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. The death in 1999 of a patient undergoing gene therapy using an adenoviral vector to deliver a gene for disease treatment in a clinical trial which was unrelated to our clinical trials, was widely publicized. As a result of this death, the United States Senate held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, or NIH, evaluated and continues to evaluate the use of adenoviral vectors in gene therapy clinical trials. The RAC has made recommendations to the NIH director concerning prospective review of study designs and adverse event reporting procedures, and the FDA has requested that sponsors of clinical trials provide detailed procedures for supervising clinical investigators and clinical study conduct. In addition, the FDA has recently begun to conduct more frequent inspections at clinical trial sites. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

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

     To date no governmental authority has approved any gene therapy product for sale in the United States or internationally. The commercial success of our products will depend in part on public acceptance of the use of gene therapies, which are a new type of disease treatment for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could also result in greater government regulation and stricter clinical trial oversight.

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

     Through our exclusive license from The University of Texas System for technology developed at M.D. Anderson Cancer Center, we are currently seeking patent protection for adenoviral p53, including INGN 201, and its use in cancer therapy. Further, in February 2001, we were issued a United States patent for our adenovirus production technology. We also control, through licensing arrangements, two issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation and one issued United States patent covering the use of adenoviral p53 in cancer therapy. Our competitors may challenge the validity of one or more of our combination therapy, our adenoviral process technology or our adenoviral p53 therapy patents in the courts or through an administrative procedure known as an interference. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage.

     The PTO has notified us that one of our patent applications, which involves the use of retrovirus, not adenovirus (which retroviral technologies do not relate to any of our current product candidates) has been allowed, but that its issuance is being suspended for the possible institution of interference proceedings. An interference proceeding is instituted by the PTO to determine, as between two or more parties claiming the same patentable invention, which party has the right to the patent. If any of these or other patent applications become involved in an interference proceeding, there is a likelihood that it will take many years to resolve. Resolution of any such interference will require that we expend time, effort and money. Only the application directed to the adenoviral p53 technology is relevant to our current potential products. If an interference is declared with respect to the adenoviral p53 application, and if the opponent ultimately prevails in the interference, the opponent will have a patent that could cover our potential INGN 201 product or its clinical use. The patent application that is currently involved in an ongoing interference proceeding does not relate to any of our product candidates. While the resolution of this interference will require that we expend time, effort and money, its outcome is not expected to affect any of our current commercialization efforts.

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

     We are currently involved in three opposition proceedings before the European Patent Office, or EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. The other two oppositions are in earlier stages. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our or our collaborators' ability to commercialize our potential commercial products in Europe.

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

  EVEN IF WE RECEIVE REGULATORY APPROVAL TO MARKET INGN 201, INGN 241 OR OTHER PRODUCT CANDIDATES, WE MAY NOT BE ABLE TO COMMERCIALIZE THEM PROFITABLY.

     Our profitability will depend on the market's acceptance of INGN 201, INGN 241 and our other product candidates. The commercial success of our product candidates will depend on whether:

     - they are more effective than alternative treatments;

     - their side effects are acceptable to patients and doctors;

     - we produce and sell them at a profit; and

     - we market INGN 201, INGN 241 and other product candidates effectively.

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

     The CellCube(TM) Module 100 bioreactor, which Corning (Acton, MA) manufactures, and Benzonase(R), which EM Industries (Hawthorne, NY) manufactures, are currently available only from these suppliers. Any significant interruption in the supply of either of these items would require a material change in our manufacturing process. We maintain inventories of these items, but we do not have a supply agreement with either manufacturer.

  IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL DAMAGES AND DEMAND FOR THE PRODUCTS MAY BE REDUCED.

     The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

     - decreased demand for our product candidates;

     - injury to our reputation and significant media attention;

     - withdrawal of clinical trial volunteers;

     - costs of litigation; and

     - substantial monetary awards to plaintiffs.

     We currently maintain product liability insurance with coverage of $5.0 million per occurrence with a $15.0 million annual limit. This coverage may not be sufficient to protect us fully against product liability claims. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products.

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

  OUR STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY.

     The market price for our common stock will be affected by a number of factors, including:

     - the announcement of new products or services by us or our competitors;

     - quarterly variations in our or our competitors' results of operations;

     - failure to achieve operating results projected by securities analysts;

     - changes in earnings estimates or recommendations by securities analysts;

     - developments in our industry; and

     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

     In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Many factors may have a significant adverse effect on the market price of our common stock, including:

     - results of our preclinical and clinical trials;

     - announcement of technological innovations or new commercial products by us or our competitors;

     - developments concerning proprietary rights, including patent and litigation matters;

     - publicity regarding actual or potential results with respect to products under development by us or by our competitors;

     - regulatory developments; and

     - quarterly fluctuations in our revenues and other financial results.

  ANY ACQUISITION WE MIGHT MAKE MAY BE COSTLY AND DIFFICULT TO INTEGRATE, MAY DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE.

     As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions that we undertake will be accompanied by the risks commonly encountered in business acquisitions. These risks include, among other things:

     - potential exposure to unknown liabilities of acquired companies;

     - the difficulty and expense of assimilating the operations and personnel of acquired businesses;

     - diversion of management time and attention and other resources;

     - loss of key employees and customers as a result of changes in management;

     - the incurrence of amortization expenses; and

     - possible dilution to our stockholders.

     In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds. Investments are classified as held-to-maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities.

     At June 30, 2001, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in our Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the sections captioned "Security Ownership" contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the sections captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" contained in the 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Statements of Stockholders' Equity.............  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS

     (a) EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
       3.1(1)            -- Certificate of Incorporation as currently in effect
       3.2(4)            -- Bylaws of Introgen as currently in effect
       4.1(2)            -- Specimen Common Stock Certificate
       4.2               -- Certificate of Designations of Series A Non-Voting
                            Convertible Preferred Stock
      10.1(1)            -- Form of Indemnification Agreement between Introgen and
                            each of its directors and officers
      10.2(1)            -- 1995 Stock Plan and form of stock option agreement
                            thereunder
      10.3(3)            -- 2000 Stock Option Plan and forms of stock option
                            agreements thereunder
      10.4(3)            -- 2000 Employee Stock Purchase Plan and forms of agreements thereunder
      10.5(1)            -- Form of Series C Preferred Stock Purchase Agreement among
                            Introgen and certain investors
      10.6(1)            -- Registration Rights Agreement, dated October 31, 1997
      10.7(a)(1)         -- Assignment of Leases, dated November 23, 1998, by TMX
                            Realty Corporation and Riverway Bank, and other related
                            agreements
      10.7(b)(1)         -- Lease Agreement, dated June 7, 1996, by and between
                            Introgen and Plaza del Oro Business Center
      10.7(c)(2)         -- Amendment No. 1 to Lease Agreement, effective as of May
                            9, 1997
      10.7(d)(2)         -- Amendment No. 2 to Lease Agreement, effective as of July
                            31, 1998
      10.7(e)(2)         -- Amendment No. 3 to Lease Agreement, effective as of June
                            29, 2000
      10.8(a)+(1)        -- Patent and Technology License Agreement, effective as of
                            July 20, 1994, by and between the Board of Regents of The
                            University of Texas System, M.D. Anderson and Introgen
      10.8(b)+(1)        -- Amendment No. 1 to Patent License Agreement, effective as of September 1, 1996

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
      10.8(c)+(1)        -- Amendment No. 2 to Patent License Agreement, effective as of August 8, 1997
      10.9+(3)           -- Sponsored Research Agreement for Clinical Study, No. CS
                            93-27, dated February 11, 1993, between Introgen and M.D.
                            Anderson, as amended
      10.10              -- [Reserved]
      10.11+(3)          -- Sponsored Research Agreement No. SR 93-04, dated February
                            11, 1993 between M.D. Anderson and Introgen, as amended
      10.12              -- [Reserved]
      10.13+(3)          -- Sponsored Research Agreement No. SR 96-004 between
                            Introgen and M.D. Anderson, dated January 17, 1996
      10.14              -- [Reserved]
      10.15+(3)          -- License Agreement, dated March 29, 1996 between Introgen and SKCC
      10.16(1)           -- Consulting Agreement between Introgen and Jack A. Roth,
                            M.D., effective as of October 1, 1994
      10.17(1)           -- Consulting Agreement between EJ Financial Enterprises,
                            Inc. and Introgen, effective as of July 1, 1994
      10.18(a)(1)        -- Employment Agreement dated as of August 1, 1996 between
                            Introgen and David G. Nance
      10.18(b)(1)        -- Amendment No. 1 to Employment Agreement, effective as of
                            August 1, 1998
      10.18(c)(1)        -- Amendment No. 2 to Employment Agreement, effective as of
                            February 15, 2000
      10.19(1)           -- Service Agreement, effective as of July 1, 1994, between
                            Introgen and Domecq Technologies, Inc.
      10.20(a)+(1)       -- Collaboration Agreement (p53 Products), effective as of
                            October 7, 1994, between Introgen and RPR, as amended
      10.20(b)+(3)       -- Addendum No. 1 to Collaboration Agreement (p53 Products),
                            dated January 23, 1996, between Introgen and RPR
      10.20(c)+(1)       -- 1997 Agreement Memorandum, effective as of July 22, 1997, between Introgen and RPR
      10.20(d)+(3)       -- Letter Agreement, dated April 19, 1999, from Introgen to
                            RPR regarding manufacturing process for INGN 201
      10.21(a)+(1)       -- Collaboration Agreement (K-ras Products), effective as of
                            October 7, 1994, between Introgen and RPR, as amended
      10.21(b)(1)        -- Amendment No. 1 to Collaboration Agreement (K-ras
                            Products), effective as of September 27, 1995, between
                            Introgen and RPR
      10.22+(3)          -- Collaborative Research and Development Agreement dated
                            October 30, 1998 between Introgen, RPR and NCI
      10.23+(1)          -- Non-exclusive license agreement, effective as of April
                            16, 1997, by Introgen and Iowa Research Foundation
      10.24+(3)          -- Option Agreement, effective as of June 1, 1998, by
                            Introgen and Imperial Cancer Research Technology Limited
                            ("ICRT")
      10.25+(3)          -- Option Agreement, effective as of January 1, 1999, by
                            Introgen and ICRT
      10.26+(3)          -- Exclusive License Agreement, effective as of July 19,
                            1999, by Introgen and Corixa Corporation
      10.27(a)           -- [Reserved]

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
      10.27(b)(1)        -- Letter dated January 28, 2000, from Introgen to LXR
                            Biotechnology ("LXR"), notifying LXR of its exercise of
                            its option
      10.27(c)+(2)       -- Exclusive License Agreement, effective as of May 16,
                            2000, by and between Introgen and LXR
      10.28+(3)          -- Administrative Services and Management Agreement,
                            effective as of January 1, 1999, by and between Introgen
                            and Gendux, Inc.
      10.29+(3)          -- Research and Development Agreement, effective as of
                            January 1, 1999, by and between Introgen and Gendux, Inc.
      10.30+(3)          -- Delivery Technology License Agreement, effective as of
                            January 1, 1999, by and between Introgen and Gendux, Inc.
      10.31+(3)          -- Target Gene License Agreement, effective as of January 1,
                            1999, by and between Introgen and Gendux, Inc.
      10.32+(1)          -- Nonexclusive License Agreement, effective as of August
                            17, 1998, by and between Introgen and National Institutes
                            of Health
      10.33(1)           -- [Reserved]
      10.34(2)           -- Master Lease Agreement, effective as of August 4, 1999, by and between Introgen and Finova Capital Corporation
      10.35(2)           -- Construction Loan Agreement, effective as of July 24,
                            2000, by and between Introgen and Compass Bank
      10.36++            -- Restated p53 and K-ras Agreement, effective as of June
                            30, 2001, by and among Introgen, Aventis Pharmaceuticals
                            Products Inc. ("APPI") and Aventis Pharma S.A.
                            ("Aventis")
      10.37              -- p53 Assignment Agreement, effective as of June 30, 2001, by and among Introgen, APPI and Aventis
      10.38              -- K-ras Assignment Agreement, effective as of June 30,
                            2001, by and among Introgen, APPI and Aventis
      10.39              -- Registration Rights Agreement, effective as of June 30,
                            2001, by and among Introgen, APPI and RPR
      10.40              -- Voting Agreement, effective as of June 30, 2001, by and among Introgen, APPI and RPR
      21.1(1)            -- List of subsidiaries of Introgen
      23.1               -- Consent of Arthur Andersen LLP, independent public
                            accountants
      24.1               -- Power of Attorney (See page 44)

---------------

(1) Incorporated by reference to the same-numbered exhibit filed with Introgen's Registration Statement on Form S-1 (No. 333-30582) filed with the Securities and Exchange Commission on February 17, 2000.

(2) Incorporated by reference to the same-numbered exhibit filed with Amendment No. 2 to Introgen's Registration Statement on Form S-1 (No. 333-30582) filed with the Securities and Exchange Commission on September 8, 2000.

(3) Incorporated by reference to the same-numbered exhibit filed with Amendment No. 3 to Introgen's Registration Statement on Form S-1 (No. 333-30582) filed with the Securities and Exchange Commission on October 4, 2000.

(4) Incorporated by reference to the same-numbered exhibit filed with Introgen's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2000, (File No. 000-21291), filed with the Securities and Exchange Commission on February 14, 2001.

 + Confidential treatment has been granted for portions of this exhibit.

++ Confidential treatment has been requested for portions of this exhibit.

     (B) REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K on April 3, 2001 in connection with the restructuring of our collaboration with Aventis Pharmaceuticals Products Inc.

     (C) EXHIBITS

     See Item 14(3) above.

     (D) FINANCIAL STATEMENT SCHEDULES

     See Item 14(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, Texas, this September 19, 2001.

                                            INTROGEN THERAPEUTICS, INC.

                                            By:     /s/ DAVID G. NANCE
                                              ----------------------------------
                                                        David G. Nance
                                              President, Chief Executive Officer
                                                          and Director
                                                (Principal Executive Officer)

                                            By: /s/ JAMES W. ALBRECHT, JR.
                                              ----------------------------------
                                                    James W. Albrecht, Jr.
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David G. Nance and James W. Albrecht, Jr. and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ DAVID G. NANCE                    President, Chief Executive    September 19, 2001
-----------------------------------------------------    Officer, and Director
                  (David G. Nance)                       (Principal Executive
                                                         Officer)

             /s/ JAMES W. ALBRECHT, JR.                Chief Financial Officer       September 19, 2001
-----------------------------------------------------    (Principal Financial
              (James W. Albrecht, Jr.)                   Officer)

              /s/ JOHN N. KAPOOR, PH.D.                Chairman of the Board and     September 19, 2001
-----------------------------------------------------    Director
               (John N. Kapoor, Ph.D.)

          /s/ WILLIAM H. CUNNINGHAM, PH.D.             Director                      September 19, 2001
-----------------------------------------------------
           (William H. Cunningham, Ph.D.)

                 /s/ CHARLES E. LONG                   Director                      September 19, 2001
-----------------------------------------------------
                  (Charles E. Long)

             /s/ MAHENDRA G. SHAH, PH.D.               Director                      September 19, 2001
-----------------------------------------------------
              (Mahendra G. Shah, Ph.D.)

                  /s/ ELISE T. WANG                    Director                      September 19, 2001
-----------------------------------------------------
                   (Elise T. Wang)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Introgen Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Introgen Therapeutics, Inc. (a Delaware corporation), and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of Introgen Therapeutics, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Introgen Therapeutics, Inc., and subsidiaries as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Austin, Texas
July 24, 2001

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                                        ASSETS


Current Assets:
  Cash......................................................  $ 1,788,612   $14,199,948
  Receivable from sale of preferred stock...................           --    25,000,000
  Short-term investments....................................    9,976,469    20,776,581
  Other current assets......................................        4,808       511,640
  Inventory.................................................    1,734,329            --
                                                              -----------   -----------
          Total current assets..............................   13,504,218    60,488,169
                                                              -----------   -----------
Property and equipment, net of accumulated depreciation of
  $2,988,387 and $5,214,554, respectively...................   10,152,572    11,507,385
Other assets................................................    1,197,733       351,719
                                                              -----------   -----------
          Total assets......................................  $24,854,523   $72,347,273
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable..........................................  $   262,977   $   376,187
  Accrued liabilities.......................................    1,026,330     4,402,121
  Deferred revenues from affiliate..........................    1,205,655            --
  Current portions of capital lease obligations and notes
     payable................................................      746,192     1,413,635
                                                              -----------   -----------
          Total current liabilities.........................    3,241,154     6,191,943
Capital lease obligations, net of current portion...........    2,149,281     1,370,221
Notes payable, net of current portion.......................    5,871,750     8,427,900
Deferred revenue, long term.................................           --       288,000
Commitments and Contingencies
Stockholders' Equity:
  Convertible preferred stock, $.001 par value; 8,308,523
     shares authorized, 6,419,896 and no shares issued and
     outstanding, respectively..............................        6,419            --
  Series A non-voting convertible preferred stock, $.001 par value; 100,000 shares authorized, no shares and 100,000
     shares issued and outstanding, respectively............           --           100
  Common stock, $.001 par value; 50,000,000 shares
     authorized; 4,134,180 and 21,391,125 shares issued and
     outstanding, respectively..............................        4,134        21,391
  Additional paid-in capital................................   36,536,575    94,574,836
  Deferred compensation.....................................   (4,210,412)   (3,340,939)
  Accumulated deficit.......................................  (18,744,378)  (35,186,179)
                                                              -----------   -----------
          Total stockholders' equity........................   13,592,338    56,069,209
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $24,854,523   $72,347,273
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
Collaborative research and development revenues from
  affiliate..........................................  $ 6,713,653   $ 6,204,061   $  3,015,655
                                                       -----------   -----------   ------------
Product sales to affiliate...........................    1,475,282     2,086,600      1,500,000
Cost of product sales................................      993,748     1,475,790      2,487,783
                                                       -----------   -----------   ------------
          Gross margin on product sales..............      481,534       610,810       (987,783)
                                                       -----------   -----------   ------------
Other revenue........................................           --        97,000        684,344
Costs and expenses:
  Research and development...........................    7,539,514    10,074,755     15,013,840
  General and administrative.........................    2,976,955     4,700,841      4,875,086
                                                       -----------   -----------   ------------
          Loss from operations.......................   (3,321,282)   (7,863,725)   (17,176,710)
Interest income......................................      680,748       722,352      1,229,944
Interest expense.....................................       (5,363)     (582,453)      (848,605)
Other income.........................................           --            --        353,570
                                                       -----------   -----------   ------------
          Net loss...................................  $(2,645,897)  $(7,723,826)  $(16,441,801)
                                                       ===========   ===========   ============
Net loss per share, basic and diluted................  $     (0.66)  $     (1.89)  $      (1.02)
                                                       ===========   ===========   ============
Shares used in computing basic and diluted net loss
  per share..........................................    4,005,893     4,095,623     16,163,027
                                                       ===========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              SERIES A, B, C AND D     SERIES A NON-VOTING
                                             CONVERTIBLE PREFERRED    CONVERTIBLE PREFERRED
                                                     STOCK                    STOCK                COMMON STOCK       ADDITIONAL
                                             ----------------------   ----------------------   --------------------     PAID-IN
                                               SHARES       AMOUNT     SHARES        AMOUNT      SHARES     AMOUNT      CAPITAL
                                             -----------    -------   ---------     --------   ----------   -------   -----------
BALANCE, JUNE 30, 1998.....................   5,941,662     $5,941          --        $ --      3,954,906   $ 3,955   $25,083,813
Issuance of Series B preferred stock in
  June 1999 in accordance with stock
  purchase agreement with affiliate........     478,234        478          --          --             --        --     5,102,279
Issuance of common stock in connection with
  exercise of outstanding stock options....          --         --          --          --         51,329        51        21,203
Deferred compensation relating to issuance
  of certain stock options.................          --         --          --          --             --        --     1,767,864
Amortization of deferred compensation......          --         --          --          --             --        --            --
Net loss...................................          --         --          --          --             --        --            --
                                             ----------     ------     -------        ----     ----------   -------   -----------
BALANCE, JUNE 30, 1999.....................   6,419,896      6,419          --          --      4,006,235     4,006    31,975,159
Issuance of common stock in connection with
  exercise of outstanding stock options and
  warrants.................................          --         --          --          --        127,945       128        58,398
Deferred compensation relating to issuance
  of certain stock options.................          --         --          --          --             --        --     3,929,018
Amortization of deferred compensation and
  stock-based compensation.................          --         --          --          --             --        --       574,000
Net loss...................................          --         --          --          --             --        --            --
                                             ----------     ------     -------        ----     ----------   -------   -----------
BALANCE, JUNE 30, 2000.....................   6,419,896      6,419          --          --      4,134,180     4,134    36,536,575
Issuance of common stock in connection with
  initial public offering, net of offering
  costs of $4,574,538......................          --         --          --          --      4,600,000     4,600    32,220,862
Conversion of preferred stock to common
  stock....................................  (6,419,896)    (6,419)         --          --     12,326,173    12,326        (5,907)
Issuance of common stock in connection with
  exercise of outstanding stock options and
  warrants.................................          --         --          --          --        330,772       331       203,804
Issuance of preferred stock in June 2001 in
  accordance stock purchase agreement with
  affiliate, net of offering costs of
  $100,000.................................          --         --     100,000         100             --        --    24,899,900
Deferred compensation relating to issuance
  of certain stock options.................          --         --          --          --             --        --       719,602
Amortization of deferred compensation and
  stock-based compensation.................          --         --          --          --             --        --            --
Net Loss...................................          --         --          --          --             --        --            --
                                             ----------     ------     -------        ----     ----------   -------   -----------
BALANCE JUNE 30, 2001......................          --     $   --     100,000        $100     21,391,125   $21,391   $94,574,836
                                             ==========     ======     =======        ====     ==========   =======   ===========


                                               DEFERRED     ACCUMULATED
                                             COMPENSATION     DEFICIT         TOTAL
                                             ------------   ------------   ------------
BALANCE, JUNE 30, 1998.....................  $   (397,338)  $ (8,374,655)  $ 16,321,716
Issuance of Series B preferred stock in
  June 1999 in accordance with stock
  purchase agreement with affiliate........            --             --      5,102,757
Issuance of common stock in connection with
  exercise of outstanding stock options....            --             --         21,254
Deferred compensation relating to issuance
  of certain stock options.................    (1,767,864)            --             --
Amortization of deferred compensation......       387,041             --        387,041
Net loss...................................            --     (2,645,897)    (2,645,897)
                                             ------------   ------------   ------------
BALANCE, JUNE 30, 1999.....................    (1,778,161)   (11,020,552)    19,186,871
Issuance of common stock in connection with
  exercise of outstanding stock options and
  warrants.................................            --             --         58,526
Deferred compensation relating to issuance
  of certain stock options.................    (3,929,018)            --             --
Amortization of deferred compensation and
  stock-based compensation.................     1,496,767                     2,070,767
Net loss...................................            --     (7,723,826)    (7,723,826)
                                             ------------   ------------   ------------
BALANCE, JUNE 30, 2000.....................    (4,210,412)   (18,744,378)    13,592,338
Issuance of common stock in connection with
  initial public offering, net of offering
  costs of $4,574,538......................            --             --     32,225,462
Conversion of preferred stock to common
  stock....................................            --             --             --
Issuance of common stock in connection with
  exercise of outstanding stock options and
  warrants.................................            --             --        204,135
Issuance of preferred stock in June 2001 in
  accordance stock purchase agreement with
  affiliate, net of offering costs of
  $100,000.................................            --             --     24,900,000
Deferred compensation relating to issuance
  of certain stock options.................      (719,602)            --             --
Amortization of deferred compensation and
  stock-based compensation.................     1,589,075             --      1,589,075
Net Loss...................................            --    (16,441,801)   (16,441,801)
                                             ------------   ------------   ------------
BALANCE JUNE 30, 2001......................  $ (3,340,939)  $(35,186,179)  $(56,069,209)
                                             ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                        ----------------------------------------
                                                           1999          2000           2001
                                                        -----------   -----------   ------------
Cash flows from operating activities:
  Net loss............................................  $(2,645,897)  $(7,723,826)  $(16,441,801)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation.....................................       14,167     1,710,559      2,226,167
     Compensation related to issuance of certain stock
       options........................................      387,041     2,070,767      1,589,075
     Changes in assets and liabilities:
       Decrease (increase) in receivable from
          affiliate...................................       66,468            --             --
       Decrease (increase) in inventory...............   (1,158,642)     (109,718)     1,734,329
       Decrease (increase) in other assets............     (246,311)     (908,000)      (436,629)
       Increase (decrease) in accounts payable........    1,757,701    (1,751,836)       113,210
       Increase (decrease) in accrued liabilities.....       51,037       762,542      3,375,791
       Increase (decrease) in deferred revenue........     (176,181)      407,468       (917,655)
                                                        -----------   -----------   ------------
          Net cash used in operating activities.......   (1,950,617)   (5,542,044)    (8,757,513)
                                                        -----------   -----------   ------------
Cash flows from investing activities:
  Purchases of property and equipment.................   (7,441,013)   (1,021,904)    (3,580,980)
  Purchases of short-term investments.................  (24,644,122)  (21,585,141)   (83,142,612)
  Maturities of short-term investments................   26,691,096    25,224,000     72,342,500
                                                        -----------   -----------   ------------
          Net cash provided by (used in) investing
            activities................................   (5,394,039)    2,616,955    (14,381,092)
                                                        -----------   -----------   ------------
Cash flows from financing activities:
  Proceeds from sale of convertible preferred stock...    5,102,757            --             --
  Offering costs associated with sale of preferred
     stock............................................           --            --       (100,000)
  Proceeds from sale of common stock..................       21,254        58,526     33,205,408
  Proceeds from issuance of note payable..............    3,185,993     2,814,007      3,262,833
  Principal payments under capital lease obligations
     and notes payable................................       (5,162)     (304,508)      (818,300)
                                                        -----------   -----------   ------------
          Net cash provided by financing activities...    8,304,842     2,568,025     35,549,941
                                                        -----------   -----------   ------------
          Net increase (decrease) in cash.............      960,186      (357,064)    12,411,336
Cash, beginning of year...............................    1,185,490     2,145,676      1,788,612
                                                        -----------   -----------   ------------
Cash, end of year.....................................  $ 2,145,676   $ 1,788,612   $ 14,199,948
                                                        ===========   ===========   ============
Supplemental disclosure of cash flow information:
          Cash paid for interest......................  $    45,555   $   607,959   $    917,481
                                                        ===========   ===========   ============
Supplemental disclosure of noncash investing and
  financing activity:
  Purchases of equipment under capital lease
     obligations......................................  $   296,411   $ 2,780,482   $         --
                                                        ===========   ===========   ============
  Retirement of fully depreciated assets..............  $        --   $   483,678   $         --
                                                        ===========   ===========   ============
  Receivable for issuance of preferred stock..........  $        --   $        --   $ 25,000,000
                                                        ===========   ===========   ============
  Offering costs deferred in 2000, netted against
     initial public offering proceeds in 2001.........  $        --   $        --   $    775,811
                                                        ===========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

1.  FORMATION AND BUSINESS OF THE COMPANY

     Introgen Therapeutics, Inc., a Delaware corporation, and its subsidiaries (Introgen) develops gene therapy products for the treatment of cancer. Introgen's lead product candidate, INGN 201, combines the naturally occurring p53 tumor suppressor gene with its adenoviral delivery system. Introgen is conducting Phase III clinical studies of INGN 201 in head and neck cancer, is completing a Phase II clinical trial in non-small cell lung cancer and is conducting several Phase I clinical trials in additional cancer indications. Introgen is developing additional cancer gene therapy product candidates, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Introgen's INGN 241 product candidate, which combines the mda-7 gene with Introgen's gene delivery system, is undergoing safety testing in a Phase I clinical study. Introgen is developing therapies for cancer and other diseases based on restoring normal cellular function through gene therapy, which may offer safer and more effective treatments than are currently available.

     Introgen manufactures its own gene therapy-based products for use in clinical trials. Introgen has not yet generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Introgen's research and development activities involve a high degree of risk and uncertainty, and its ability to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Introgen's future success.

     Since its inception in 1993, Introgen has used its resources primarily to conduct research and development activities, primarily for INGN 201 and, to a lesser extent, for other product candidates. At June 30, 2001, Introgen had an accumulated deficit of approximately $35.2 million. Introgen anticipates that it will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. Introgen expects that cash needed for operating activities will increase as it continues to expand its research and development of various gene therapy technologies. Since inception, Introgen's only significant revenues have been payments from Aventis Pharma (Aventis) under collaborative research and development agreements for its early stage development work on INGN 201 and Aventis' purchases of INGN 201 product Introgen manufactured for its use in later stage clinical trials it previously performed. Introgen has also earned interest income on cash placed in short-term investments.

     Prior to June 30, 2001, Introgen developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements originally entered into in October 1994 with Rhone-Poulenc Rorer Pharmaceuticals Inc., which ultimately became part of Aventis. In June 2001, Introgen and Aventis restructured this collaborative relationship. Under this restructuring, Introgen assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired additional marketing and commercialization rights with respect to those products. Introgen assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products and is now fully responsible for all preclinical research and development and clinical trials for new gene therapy products. In connection with this restructuring, Aventis purchased $25.0 million of non-voting preferred stock from Introgen.

     Under the restructured p53 and K-ras collaboration agreement, Introgen is primarily responsible for the further development and commercialization of gene therapy products for the delivery of the p53 and K-ras inhibitor genes. Aventis licensed to Introgen all p53 and K-ras patents and delivery patents, as well as all proprietary Aventis targeting technologies, and agreed, for a period of seven years, not to conduct any activities

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes. Introgen now has the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis transferred to Introgen all trademarks and goodwill associated with the developed p53-based gene therapy products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Introgen and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Short-Term Investments

     At June 30, 2000 and 2001, short-term investments consisted of investments in short-term investment-grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds with various maturity dates not exceeding one year. All short-term investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value.

     Inventory

     Inventory at June 30, 2000 consisted of vials of gene therapy-based product manufactured for sale to Aventis and for their use in clinical trials under the terms of Introgen's original collaboration agreements with them. This inventory is stated at the lower of cost or market. Cost is determined based upon direct materials used and an allocation of direct and indirect labor and overhead. Under the restructured collaboration agreements, Introgen no longer sells clinical materials to Aventis. Accordingly, all inventory on hand at June 30, 2001 has been expensed.

     Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized. Depreciation is provided generally using accelerated methods based on useful lives of fifteen years for research, manufacturing and administrative facilities and five to seven years for equipment. Interest incurred during construction of facilities is capitalized as a cost of those facilities.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     Property and equipment consisted of the following as of June 30, 2000 and 2001:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Facility...................................................  $ 8,431,389   $11,597,922
Laboratory equipment.......................................    4,709,570     5,124,017
                                                             -----------   -----------
          Total property and equipment.....................   13,140,959    16,721,939
Less accumulated depreciation..............................   (2,988,387)   (5,214,554)
                                                             -----------   -----------
          Net property and equipment.......................  $10,152,572   $11,507,385
                                                             ===========   ===========

     As of June 30, 2000 and 2001, $3,076,893 of equipment is held under capital lease obligations and is being depreciated over the applicable lease term (see
Note 7).

     Revenue Recognition

     Collaborative research payments received prior to the restructuring of the Aventis collaboration were recognized as revenue as Introgen performed its obligations related to such research agreements. Deferred revenue was recorded for cash received for which the related expenses had not been incurred. Introgen has not received such payments subsequent to December 31, 2000.

     Prior to the restructuring of the Aventis collaboration, Introgen sold gene-therapy based product to Aventis at specified prices and payment terms with no rights to return delivered and accepted product. Revenue from product sales to the affiliate was recognized upon completion of production and delivery requirements and acceptance by Aventis and when collection was reasonably assured. Deferred revenue was recorded for cash received for product which had not been delivered to and accepted by Aventis. Introgen has not sold product to Aventis subsequent to December 31, 2000.

     Rent income from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease is recognized in equal amounts per month over the term of the lease. Any cash payments received in excess of rental income recognized is recorded as deferred revenue. Rental income is included in other income in the accompanying consolidated statement of operations.

     Research and Development Costs

     Research and development costs include the costs of conducting basic research, developing product applications, conducting preclinical investigations and performing clinical trials to obtain data for regulatory filings for product approvals. Research and development costs are expensed as incurred.

     Reclassifications

     The accompanying consolidated financial statements for 1999 and 2000 contain certain classifications to conform with the 2001 presentation.

     Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and the convertible preferred stock are not included because they are antidilutive.

     Pro Forma Net Loss Per Share (Unaudited)

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of outstanding preferred stock into

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES shares of Introgen's common stock effective upon the closing of Introgen's initial public offering as if such conversion occurred on the dates of original issuance (See Note 3).

     The following table sets forth the computation of basic and dilutive, and pro forma basic and dilutive, net loss per share:

                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
Numerator:
  Net loss...........................................  $(2,645,897)  $(7,723,826)  $(16,441,801)
                                                       ===========   ===========   ============
Denominator:
  Weighted average common shares.....................    4,005,893     4,095,623     16,163,027
                                                       -----------   -----------   ------------
Denominator for basic and diluted calculation........    4,005,893     4,095,623     16,163,027
Weighted average effect of pro forma securities
  Series A convertible preferred stock...............    5,781,925     5,781,925      1,726,659
  Series B convertible preferred stock...............    2,455,352     3,373,560      1,007,447
  Series C convertible preferred stock...............    1,058,689     1,058,689        316,162
  Series D convertible preferred stock...............    2,111,999     2,111,999        630,707
                                                       -----------   -----------   ------------
Denominator for pro forma basic and diluted
  calculation........................................   15,413,858    16,421,796     19,844,002
                                                       ===========   ===========   ============
Net loss per share:
  Basic and diluted..................................  $     (0.66)  $     (1.89)  $      (1.02)
                                                       ===========   ===========   ============
  Pro forma basic and diluted........................  $     (0.17)  $     (0.47)  $      (0.83)
                                                       ===========   ===========   ============

3.  STOCKHOLDERS' EQUITY:

     Stock Split

     In August 2000, Introgen's Board of Directors approved a stock dividend to effect a stock split of 1.6 shares for every 1 share of common stock outstanding. An amount equal to the increased par value of the common shares has been reflected as a transfer from additional paid-in capital to common stock. Retroactive effect has been given to the stock split in stockholders' equity and in all share and per share data as of the earliest date presented in the accompanying consolidated financial statements.

     Initial Public Offering

     In October 2000, Introgen completed an initial public offering of 4,600,000 newly-issued shares of its common stock at a price of $8.00 per share. Introgen received $32.2 million in cash proceeds from the initial public offering, net of underwriting discounts, commissions and other offering costs.

     Convertible Preferred Stock

     Simultaneous with the closing of the initial public offering, Introgen's convertible preferred stock then outstanding, consisting of 3,011,423 shares of Series A Convertible Preferred Stock, 1,757,063 shares of Series B Convertible Preferred Stock, 551,410 shares of Series C Convertible Preferred Stock and 1,100,000 shares of Series D Convertible Preferred Stock, was automatically converted into 12,326,173 shares of common stock.

     Series A Non-Voting Convertible Preferred Stock

     In connection with the restructuring of the Aventis collaboration and pursuant to a stock purchase agreement with Aventis executed on June 30, 2001, Introgen issued 100,000 unregistered shares of a new class

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES of $.001 par value, Series A Non-Voting Convertible Preferred Stock in exchange for $25.0 million. Introgen received the cash payment for these shares in July 2001 and as of June 30, 2001, Introgen had a receivable due from Aventis of $25.0 million reflected in Introgen's consolidated financial statements. These shares are convertible at any time, at the option of either Introgen or Aventis, into 2,343,721 shares of common stock. Under a voting agreement, Aventis must vote these shares in the same manner as the shares voted by a majority of the other shareholders on any corporate action put to a vote of Introgen's shareholders. This voting requirement terminates at the earliest of the tenth anniversary of the voting agreement, registration of these shares with the Securities and Exchange Commission or the sale of these shares to an Aventis non-affiliate, as defined in the voting agreement.

     Employee Stock Purchase Plan

     Under Introgen's 2000 Employee Stock Purchase Plan (the Stock Purchase
Plan), 779,806 shares of common stock are reserved for purchase by eligible employees, at 85 percent of the appropriate market price. The Stock Purchase Plan provides for an increase on each July 1 in the number of shares available for issuance, in an amount equal to the lesser of 480,000 shares, 1.5 percent of the outstanding shares of common stock on the date of the annual increase or such lesser amount as may be determined by the board of directors. The Stock Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10 percent of their qualified compensation. The maximum number of shares that an employee may purchase in a single offering period is 10,000 shares. The Stock Purchase Plan will terminate in 2010 and may be amended or terminated by the board of directors. During the year ended June 30, 2001, 22,561 shares of common stock were purchased by employees under this plan.

     Stock Option Plans

     The 2000 Stock Option Plan (the Stock Option Plan) was initiated in October 2000 and all stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or nonstatutory, or stock purchase rights to employees, directors and consultants of Introgen to purchase shares of Introgen's common stock. At June 30, 2001, there were 5,170,058 shares of common stock reserved for option grants under this plan. This plan provides for annual increases in the number of shares available for issuance beginning in fiscal 2001, equal to the lesser of 1,600,000 shares, 5 percent of the outstanding shares on the date of the annual increase, or a lesser amount determined by the board of directors. The exercise price for all option grants shall be no less than the fair value of Introgen's common stock at the date of grant, with the exception of incentive stock options granted to holders of shares representing more than 10 percent of Introgen's voting power, in which case the exercise price shall be no less than 110 percent of the fair value. In the event of a merger, reorganization or change in controlling ownership of Introgen, all options outstanding under the Stock Option Plan become fully vested and immediately exercisable, unless the successor corporation assumes or substitutes other options in their place. The 2000 Stock Option Plan will terminate in 2010 and may be amended or terminated by the board of directors.

     Prior to October 2000, stock options were granted under the Introgen 1995 Stock Plan. Introgen no longer issues options under this plan. The terms of this plan are substantially the same as the 2000 Stock Option Plan. At June 30, 2000 and 2001, there were 397,242 and zero, respectively, shares of common stock reserved for option grants under this plan.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. Introgen has elected the method that requires disclosure only of stock-based compensation. Because of this election, Introgen continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the fair market value of the common stock on the

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, generally four years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of Introgen's stock on the date of grant, no compensation expense is recorded.

     Introgen records the fair value of options issued to non-employee consultants at the fair value of the options issued. Introgen has not incurred significant compensation expense relating to non-employee consultant grants. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists.

     During the years ended June 30, 1999, 2000 and 2001, Introgen recorded aggregate deferred compensation of $1,919,358, $4,177,281 and $792,392, respectively related to the issuance of stock options. Introgen amortized $387,041, $1,496,767 and $1,589,075 of deferred compensation to expense during the years ended June 30, 1999, 2000 and 2001, respectively. During the years ended June 30, 1999, 2000 and 2001, Introgen reversed $151,494, $248,263 and
$72,790, respectively, of deferred compensation and additional paid in capital for unamortized deferred compensation related to the forfeiture of nonvested options by terminated employees. For each respective year, total amortization expense was revised to the extent amortization had previously been recorded for nonvested options.

     In December 1999, Introgen accelerated the vesting of options held by a board member concurrent with the individual's resignation from Introgen's board. Introgen accelerated these options in recognition of the individual's contributions to the board and recognized approximately $574,000 of compensation expense for the fair value of the previously unvested options as of the remeasurement date.

     The fair value of options granted during fiscal years 1999, 2000 and 2001 was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 4.8 percent to 6.7 percent; expected lives of seven to ten years; no expected dividends; and volatility factors ranging from 58.0 percent to 110.8 percent. Had compensation expense been determined consistent with the provisions of SFAS No. 123, Introgen's net loss would have been increased to the following pro forma amounts:

                                                           YEAR ENDED JUNE 30,
                                                  -------------------------------------
                                                     1999         2000         2001
                                                  ----------   ----------   -----------
Net loss --
  As reported...................................  $2,645,897   $7,723,826   $16,441,801
                                                  ==========   ==========   ===========
  Pro forma.....................................  $2,714,932   $7,781,545   $16,736,027
                                                  ==========   ==========   ===========
Basic and diluted EPS --
  As reported...................................  $    (0.66)  $    (1.89)  $     (1.02)
                                                  ==========   ==========   ===========
  Pro forma.....................................  $    (0.68)  $    (1.90)  $     (1.04)
                                                  ==========   ==========   ===========

     Because SFAS No. 123 does not apply to options granted prior to July 1, 1995, the resulting pro forma compensation costs may not be representative of the costs to be expected in future years.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     The following is a summary of option activity under these plans:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                             OUTSTANDING      PER SHARE
                                                             -----------   ---------------
BALANCE, JUNE 30, 1998.....................................   1,363,819         $0.42
  Granted..................................................   1,351,440          0.52
  Exercised................................................     (51,329)         0.41
  Canceled.................................................    (232,819)         0.51
                                                              ---------
BALANCE, JUNE 30, 1999.....................................   2,431,111          0.47
  Granted..................................................     399,306          0.94
  Exercised................................................    (108,745)         0.46
  Canceled.................................................    (124,517)         0.51
                                                              ---------
BALANCE, JUNE 30, 2000.....................................   2,597,155          0.55
  Granted..................................................     704,498          4.30
  Exercised................................................    (308,212)         0.42
  Canceled.................................................     (17,357)         0.74
                                                              ---------
BALANCE, JUNE 30, 2001.....................................   2,976,084          1.27
                                                              =========
Exercisable at June 30, 2001...............................   1,505,355          0.51
                                                              =========

     The weighted average fair values of options granted during the years ended June 30, 1999, 2000 and 2001 were $1.80, $11.18 and $5.61, respectively.

     The following table summarizes information about stock options outstanding as of June 30, 2001:

                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
  ----------------------------------------------------------------------   ----------------------------------
                                       WEIGHTED AVERAGE
                                          REMAINING          WEIGHTED                             WEIGHTED
     RANGE OF      OUTSTANDING AS OF     CONTRACTUAL         AVERAGE       EXERCISABLE AS OF      AVERAGE
  EXERCISE PRICE     JUNE 30, 2001     LIFE (IN YEARS)    EXERCISE PRICE     JUNE 30, 2001     EXERCISE PRICE
  --------------   -----------------   ----------------   --------------   -----------------   --------------
  $0.39 - $1.25        2,317,486             6.35             $0.57            1,492,855           $0.50
   2.00 -  3.50          200,000             9.70              3.13               12,500            2.00
   5.00 -  5.88          458,598             9.67              5.13                   --              --
                       ---------                              -----            ---------           -----
                       2,976,084                               1.27            1,505,355            0.51
                       =========                                               =========

     Warrants

     In connection with the issuance of the Series C Preferred Stock, Introgen issued warrants to purchase 163,600 shares of common stock at a weighted average exercise price of $4.96 per share to third parties who assisted in the sale of the Series C Preferred Stock. The warrants expired in March 2001.

     In connection with the issuance of the Series D Preferred Stock, Introgen issued warrants to purchase 132,000 shares of common stock at exercise prices ranging from $6.25 per share to $7.81 per share to third parties who assisted in the sale of the Series D Preferred Stock. The warrants expired in October 1999.

4. FEDERAL INCOME TAXES

     Introgen recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently between the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation should be provided.

     The reconciliation of the statutory federal income tax rate to Introgen's effective income tax rate for the years ended June 30, 1999, 2000 and 2001, is as follows:

                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                              1999    2000    2001
                                                              -----   -----   -----
Statutory rate..............................................  (34.0)% (34.0)% (34.0)%
Increase in deferred tax valuation allowance................   29.8    24.8    30.6
Stock option compensation not deductible....................    5.0     9.1     3.3
Research and development tax credits........................   (1.4)     --      --
Other.......................................................    0.6     0.1     0.1
                                                              -----   -----   -----
                                                                 --%     --%     --%
                                                              =====   =====   =====

     The components of Introgen's deferred tax assets are as follows:

                                                                     JUNE 30,
                                                            --------------------------
                                                               2000           2001
                                                            -----------   ------------
Net operating loss carryforwards..........................  $ 3,702,400   $  7,932,000
Research and development tax credits......................       49,200         49,200
Technology license........................................       58,000         52,800
Tax basis of property and equipment in excess of book
  basis...................................................    1,158,000      1,366,400
Accrued liabilities.......................................       29,500        656,000
Capital leases............................................      137,900        137,900
Inventory.................................................       60,200             --
Other.....................................................       51,100         89,800
                                                            -----------   ------------
          Total deferred tax assets.......................    5,246,300     10,284,100
Less -- Valuation allowance...............................   (5,246,300)   (10,284,100)
                                                            -----------   ------------
          Net deferred tax assets.........................  $        --   $         --
                                                            ===========   ============

     As of June 30, 2001, Introgen has generated net operating loss (NOL) carryforwards of approximately $23.3 million and research and development credits of approximately $49,200 available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit Introgen's ability to utilize its carryforwards. Introgen's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, Introgen may not be able to take full advantage of these attributes for federal income tax purposes. As Introgen has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at June 30, 2000 and 2001. The valuation allowance increased $788,300, $1.9 million and $5.0 million for the years ended June 30, 1999, 2000 and 2001, respectively, primarily due to losses from operations.

5. NOTE PAYABLE

     Introgen has notes payable with banks to finance its facilities, which are pledged as security for these notes. There are two notes with the following terms:

     - Note payable with an original principal balance of $6,000,000 and an outstanding balance of $5,958,769 and $5,872,300 at June 30, 2000 and 2001, respectively. Interest is fixed at 7.5 percent until November 2004, at which time it is subject to a one-time adjustment to a rate equal to the then-current

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES rate of the five-year United States Treasury bond note plus 2 percent, with such adjusted interest rate not to exceed 8.5 percent. Interest plus principal based on a 25-year amortization period are payable monthly until November 2009, at which time the remaining outstanding principal is due and payable.

     - Note payable with an original principal balance of $3,262,833 and an outstanding balance of zero and $3,217,231 at June 30, 2000 and 2001, respectively. Interest is at prime, adjustable annually. Interest and principal, fully amortized over a five year period, are payable monthly through June 2006.

     Interest was capitalized as a cost of facilities during the time those facilities to which these notes relate were under construction. Interest capitalized was $103,119 and $83,690 during the years ended June 30, 2000 and 2001, respectively.

     Aggregate annual maturities on the notes payable as of June 30, 2001, are as follows:

Year ending June 30,
  2002..................................................   $  612,811
  2003..................................................      706,877
  2004..................................................      757,441
  2005..................................................      814,085
  2006..................................................    1,157,167
  Thereafter............................................    5,041,150
                                                           ----------
          Total.........................................   $9,089,531
                                                           ==========

     Introgen believes the fair market value of its fixed rate debt approximates its carrying value as of June 30, 2000 and 2001.

6. LICENSE AND RESEARCH AGREEMENTS

     Patent and Technology License Agreement With The University of Texas System

     Introgen has a license agreement with the Board of Regents of The University of Texas System (the System) and The University of Texas M.D. Anderson Cancer Center (UTMDACC), a component institution of the System, whereby Introgen has an exclusive, worldwide license to use certain technology. Beginning with the first commercial sale of a product incorporating the licensed technologies, Introgen will pay UTMDACC, for the longer of 15 years or the life of the patent, a royalty based on net sales by Introgen or its affiliates or by sublicense agreement of products incorporating any of such technologies. Introgen is obligated by the agreement to reimburse any of UTMDACC's costs that may be incurred in connection with obtaining patents related to the licensed technologies.

     Other Technology Option and License Agreements

     Introgen has technology option and license agreements with various other third parties and, in particular, agreements related to the mda-7 and PTEN genes. These agreements require Introgen to make milestone and license payments to these parties if and when Introgen achieves certain prescribed clinical study and product development milestones. Introgen has technology option and license agreements with two additional third parties covering certain enabling technologies, both of which require annual payments of $20,000 until cancelled at Introgen's option.

     Sponsored Research

     Introgen funds certain research performed by UTMDACC to further the development of technologies that could have potential commercial viability. By sponsoring and funding this research, Introgen has the right to include certain patentable inventions arising therefrom under its patent and technology license agreement

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES with the University of Texas System. During the years ended June 30, 1999, 2000 and 2001, Introgen paid approximately $820,000, $815,600 and $634,200, respectively, for this research.

7. COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     Introgen is obligated under various capital and operating leases for land, office and laboratory space and equipment which expire at various dates through September 2026. The amounts payable under capital leases were drawn under two lease lines of credit with commercial leasing companies which were used to finance equipment acquisitions. Amounts drawn under both lines are payable monthly over 48 months from the time of the draw. The lines of credit bear interest at fixed interest rates ranging from 11.3% to 13.25% at June 30, 2001. The lease lines of credit are secured by the equipment being financed.

     Operating leases consist primarily of a ground lease for the land on which Introgen's new facility is located. Annual rent under this lease is $136,188. The primary term of this lease continues through September, 2026.

     During the years ended June 30, 1999, 2000 and 2001, Introgen incurred lease expenses of $688,300, $380,200 and $314,900, respectively. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of June 30, 2001, are as follows:

                                                              OPERATING     CAPITAL
                                                                LEASES       LEASES
                                                              ----------   ----------
Year ending June 30 --
  2002......................................................  $  254,813   $  975,012
  2003......................................................     136,188      970,984
  2004......................................................     136,188      585,488
  2005......................................................     136,188           --
  2006......................................................     136,188           --
  Thereafter................................................   2,746,458           --
                                                              ----------   ----------
          Total minimum lease payments......................  $3,546,023    2,531,484
                                                              ----------
Less -- Amount representing interest........................                 (409,259)
                                                                           ----------
          Capital lease obligations.........................               $2,122,225
                                                                           ==========

     Insurance and Litigation

     On January 12, 2001, Introgen received notice that it had been named as a defendant in a first amended complaint filed on January 11, 2001 by Canji, Inc. in an action entitled Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District). Canji, Inc. filed the original complaint against the Sidney Kimmel Cancer Center (SKCC) on March 24, 2000. On February 9, 2001, the action was removed to the United States District Court for the Southern District of California. In its first amended complaint, which for the first time named Introgen as a defendant in the litigation, Canji alleges that certain gene therapy patents and technology relating to the treatment of cancer using gene therapy in combination with a class of chemotherapeutic agents known as DNA repair inhibitors, developed by SKCC under a sponsored research agreement between SKCC and Introgen and exclusively licensed to Introgen from SKCC (the SKCC IP), were developed in part using materials provided by Canji to SKCC under a Material Transfer Agreement
(MTA). Canji further alleges that under the MTA, Canji had the right of first refusal to a license to any patent rights arising out of the technology developed by SKCC using the materials. Canji further alleges that Introgen wrongfully obtained rights in intellectual property derived from SKCC's use of Canji's materials. As

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES relief against Introgen, Canji seeks: a declaratory judgment that Introgen is not entitled to the intellectual property rights conveyed by SKCC to Introgen, and that instead those rights belong to Canji; the imposition of a constructive trust on the patent rights granted to Introgen; and injunctive relief to restore Canji to the position that it was in prior to the SKCC's grant of intellectual property rights to Introgen. Introgen believes that Canji's allegations are without merit and intends to vigorously defend the action. Management believes the SKCC IP is not material to Introgen's business.

     Introgen is also subject to numerous risks and uncertainties because of the nature and status of its operations and is subject to claims and legal actions arising in the normal course of business. Introgen maintains insurance coverage for events and in amounts that it deems appropriate. Management believes that uninsured losses, if any, would not be materially adverse to Introgen's financial position or results of operations.

  Employment Agreement

     Introgen has an employment agreement with its president and chief executive officer that provides for a base salary and bonuses through July 31, 2003. The agreement also provides for the grant of an option on August 1, 2001 and 2002 to purchase an aggregate of 160,000 shares of common stock.

8. RELATED PARTIES:

     Introgen's chairman, its president and chief executive officer and another officer are owners in or otherwise associated with other companies that are or were previously stockholders of Introgen. Introgen paid the companies, with which these officers are associated, consulting fees of approximately $175,000 per year during the years ended June 30, 1999, 2000 and 2001, and is obligated to pay one of the companies $175,000 per year until such time as Introgen, at its option, terminates the services of that company. As of June 30, 2001, these officers hold options to purchase up to 794,528 shares of Introgen's common stock.

     Introgen has a consulting agreement with an individual primarily responsible for the creation of one of its technologies, who is also a stockholder of Introgen. Under this consulting agreement, Introgen paid this individual fees of $145,800, $150,000 and $150,000 during the years ended June 30, 1999, 2000 and 2001, respectively, and is obligated to pay the individual fees of at the rate of $150,000 per year, with such compensation increasing annually starting October 1, 2001 in varying increments until it reaches $200,000 per year, subject to adjustment for inflation. The agreement continues to September 2009, but Introgen may terminate the agreement upon one year's advance notice.

     Introgen subleases a portion of its facilities to UTMDACC under a lease with a non-cancelable term that expires in 2009. UTMDACC will pay Introgen rent of approximately $76,000 per month until February 2006 and $13,053 per month thereafter. During 2001, Introgen recognized income for rent related to this agreement as other revenue.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
          4.2            -- Certificate of Designations of Series A Non-Voting
                            Convertible Preferred Stock
         10.36+          -- Restated p53 and K-ras Agreement, effective as of June
                            30, 2001, by and among Introgen, Aventis Pharmaceuticals
                            Products Inc. ("APPI") and Aventis Pharma S.A.
                            ("Aventis")
         10.37           -- p53 Assignment Agreement, effective as of June 30, 2001, by and among Introgen, APPI and Aventis
         10.38           -- K-ras Assignment Agreement, effective as of June 30,
                            2001, by and among Introgen, APPI and Aventis
         10.39           -- Registration Rights Agreement, effective as of June 30,
                            2001, by and among Introgen, APPI and RPR
         10.40           -- Voting Agreement, effective as of June 30, 2001, by and among Introgen, APPI and RPR
         23.1            -- Consent of Arthur Andersen LLP, independent public
                            accountants
         24.1            -- Power of Attorney (See page 44)

---------------

+ Confidential treatment has been requested for portions of this exhibit.