Form 10-Q
period 2001-09-30
INTROGEN THERAPEUTICS INC
filed 2001-11-14
CIK 1018710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----          SECURITIES AND QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---- SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO __________


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

At September 30, 2001, 21,442,382 shares of common stock of the Registrant were outstanding.

                           INTROGEN THERAPEUTICS, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                            PAGE NO.
-------           ---------------------                                            --------

Item 1.           Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -- as of
                     June 30, 2001 and September 30,
                     2001 (unaudited)........................................         3

                  Condensed Consolidated Statements of Operations for
                     the Three Months Ended September 30, 2000 and
                     September 30, 2001 (unaudited) .........................         4

                  Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended September 30, 2000 and
                     September 30, 2001 (unaudited) .........................         5

                  Notes to Condensed Consolidated Financial
                     Statements (unaudited) .................................         6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................         8

Item 3.           Quantitative and Qualitative Disclosures About
                     Market Risk.............................................        18

PART II.          OTHER INFORMATION                                                PAGE NO.
--------          -----------------                                                --------

Item 1.           Legal Proceedings .........................................        18

Item 2.           Changes in Securities and Use of Proceeds .................        19

Item 3.           Defaults Upon Senior Securities ...........................        19

Item 4.           Submission of Matters to a Vote of Security Holders .......        19

Item 5.           Other Information .........................................        19

Item 6.           Exhibits and Reports on Form 8-K ..........................        19

SIGNATURES...................................................................        20

PART I -- FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                                        2001         SEPTEMBER 30, 2001
                                                                    ------------     ------------------
                                                                                         (unaudited)

                         ASSETS
Current Assets:
   Cash and cash equivalents ................................       $ 14,199,948        $ 50,603,104
   Receivable from sale of preferred stock ..................         25,000,000                  --
   Short-term investments ...................................         20,776,581           3,462,489
   Accounts receivable ......................................                 --             194,224
   Other current assets .....................................            511,640              55,999
                                                                    ------------        ------------
     Total current assets ...................................         60,488,169          54,315,816
Property and equipment, net of accumulated depreciation
   of $5,214,556 and $5,846,950, respectively ...............         11,507,385          10,973,366
Other assets ................................................            351,719             348,846
                                                                    ------------        ------------
     Total assets ...........................................       $ 72,347,273        $ 65,638,028
                                                                    ============        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .........................................       $    376,187        $    402,967
   Accrued liabilities ......................................          4,402,121           3,620,932
   Current portion of capital lease obligations and
     notes payable ..........................................          1,413,635           1,449,531
                                                                    ------------        ------------
     Total current liabilities ..............................          6,191,943           5,473,430

Capital lease obligations, net of current portion ...........          1,370,221           1,166,928
Notes payable, net of current portion .......................          8,427,900           8,255,052
Deferred revenue ............................................            288,000             352,535

Commitments and contingencies

Stockholders' Equity:
   Series A non-voting convertible preferred stock, $.001 par value, 100,000 shares authorized, 100,000
     shares issued and outstanding ..........................                100                 100
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 21,391,125 and 21,442,382 shares issued
     and outstanding, respectively ..........................             21,391              21,442
   Additional paid-in capital ...............................         94,574,836          94,575,861
   Deferred compensation ....................................         (3,340,939)         (2,917,718)
   Accumulated deficit ......................................        (35,186,179)        (41,289,602)
                                                                    ------------        ------------
     Total stockholders' equity .............................         56,069,209          50,390,083
                                                                    ------------        ------------
     Total liabilities and stockholders' equity .............       $ 72,347,273        $ 65,638,028
                                                                    ============        ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                2001
                                                                                  ------------        ------------

Collaborative research and development revenues from affiliate ............       $  1,506,445        $         --

Other revenue .............................................................            138,133              14,627

Costs and expenses:
   Research and development ...............................................          2,447,593           5,044,655
   General and administrative .............................................          1,111,320           1,684,624
                                                                                  ------------        ------------

     Loss from operations .................................................         (1,914,335)         (6,714,652)

Interest income ...........................................................            173,044             611,177
Interest expense ..........................................................           (201,292)           (236,781)
Other income ..............................................................                 --             236,833
                                                                                  ------------        ------------

Net loss ..................................................................       $ (1,942,583)       $ (6,103,423)
                                                                                  ============        ============

Net loss per share, basic and diluted .....................................       $      (0.47)       $      (0.28)
                                                                                  ============        ============

Shares used in computing basic and diluted net loss per share .............          4,165,985          21,435,044
                                                                                  ============        ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                             2000                2001
                                                                        ------------        ------------

Cash flows from operating activities:
   Net loss .....................................................       $ (1,942,583)       $ (6,103,423)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation .................................................            584,797             632,394
   Compensation related to issuance of stock options ............            370,979             402,291
   Changes in assets and liabilities
     Decrease (increase) in receivable ..........................           (689,889)           (194,224)
     Decrease (increase) in inventory ...........................           (720,368)                 --
     Decrease (increase) in other assets ........................             31,068             458,514
     Increase (decrease) in accounts payable ....................            174,832              26,780
     Increase (decrease) in accrued liabilities .................          1,530,558            (781,189)
     Increase (decrease) in deferred revenue ....................            465,555              64,535
                                                                        ------------        ------------

       Net cash used in operating activities ....................           (195,051)         (5,494,322)
                                                                        ------------        ------------

Cash flows from investing activities:
     Purchases of property and equipment ........................         (1,253,976)            (98,375)
     Purchases of investments ...................................         (6,365,504)         (6,386,761)
     Maturities of investments ..................................          7,282,513          23,700,853
                                                                        ------------        ------------

       Net cash provided by (used in) investing activities ......           (336,967)         17,215,717
                                                                        ------------        ------------

Cash flows from financing activities:
     Payment of deferred offering costs .........................           (441,173)                 --
     Proceeds from issuance of common stock .....................             66,865              22,006
     Collection of preferred stock subscription .................                 --          25,000,000
     Principal payments under capital lease obligations and notes
        payable .................................................           (202,172)           (340,245)
                                                                        ------------        ------------

       Net cash provided by (used in) financing activities ......           (576,480)         24,681,761
                                                                        ------------        ------------

Net increase (decrease) in cash .................................         (1,108,498)         36,403,156
Cash, beginning of period .......................................          1,788,612          14,199,948
                                                                        ------------        ------------

Cash, end of period .............................................       $    680,114        $ 50,603,104
                                                                        ============        ============

Supplemental disclosure of cash flow information
   Cash paid for interest .......................................       $    203,551        $    232,914
                                                                        ============        ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS:

    Introgen Therapeutics, Inc., a Delaware corporation, and its subsidiaries (Introgen), develops gene therapy products for the treatment of cancer. Introgen's lead product candidate, INGN 201, combines the naturally occurring p53 tumor suppressor gene with a gene delivery system that uses a modified adenovirus to deliver p53 and genes like it to cancer cells. Introgen is conducting Phase III clinical studies of INGN 201 in head and neck cancer, is completing a Phase II clinical trial in non-small cell lung cancer and is conducting several Phase I clinical trials in additional cancer indications. Introgen is developing additional gene therapy product candidates that it believes may be effective in treating certain cancers, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Introgen's INGN 241 product candidate, which combines the mda-7 gene with Introgen's gene delivery system, is undergoing safety testing in a Phase I clinical study. Introgen is developing therapies for cancer and other diseases based on restoring normal cellular function through gene therapy, which may offer safer and more effective treatments than are currently available. Introgen manufactures its own gene therapy products for use in clinical trials.

    Prior to June 30, 2001, Introgen developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements originally entered into in October 1994 with Rhone-Poulenc Rorer Pharmaceuticals Inc., which ultimately became part of Aventis Pharma, or Aventis. In June 2001, Introgen and Aventis restructured this collaborative relationship. Under this restructuring, Introgen assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired all marketing and commercialization rights with respect to those products. Introgen assumed control and performance of ongoing clinical trials for p53- and K-ras-based products and is now fully responsible for all preclinical research and development and clinical trials for new gene therapy products. In connection with this restructuring, Aventis purchased $25.0 million of Series A non-voting convertible preferred stock from Introgen.

    In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to Introgen all of its patents covering the manufacture, sale, offering for sale, importation or use of INGN 201 and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period of seven years, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes. Introgen now has the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis is in the process of transferring to Introgen all trademarks and goodwill associated with the developed p53-based gene therapy products.

    Introgen has not yet generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Introgen's research and development activities involve a high degree of risk and uncertainty, and its ability to successfully develop, manufacture and market its products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Introgen's future success.

2. BASIS OF PRESENTATION:

    The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2001, included in Introgen's Annual Report on Form 10-K, as filed with the SEC on September 19, 2001.

    In October 2001, Introgen filed a report on Form 8-K announcing a change in the ending date of its accounting year from June 30 to December 31. Introgen will file a Transition Report on Form 10-K for the six-month period ending December 31, 2001.

3. NET LOSS PER SHARE:

    Net loss per share is computed using the weighted average number of shares of common stock outstanding and reflects the conversion of each outstanding share of Introgen's preferred stock into 1.92 shares of common stock effective upon the closing of Introgen's initial public offering. Basic earnings per share excludes dilution and is determined by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Due to losses incurred in all periods presented, there are no differences between basic earnings per share and diluted earnings per share.

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

    Since our inception in 1993, we have used our resources mainly to conduct research and development activities, primarily for INGN 201 and, to a lesser extent, for other product candidates. At September 30, 2001, we had an accumulated deficit of approximately $41.3 million. We anticipate that we will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. We expect that cash needed for operating activities will increase as we continue to expand our research and development of various gene therapy technologies. Since inception, our only significant revenues have been payments from Aventis under collaborative research and development agreements for our early stage development work on INGN 201 and Aventis' purchases of INGN 201 product we manufactured for their use in later stage clinical trials, neither of which we earn any longer as a result of the restructuring of this collaboration as discussed below. We have also earned interest income on cash placed in short-term investments.

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

    In June 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired all marketing and commercialization rights with respect to those products. We assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products, and are now fully responsible for all preclinical research and development and clinical trials for new gene therapy products. In connection with this restructuring and pursuant to a stock purchase agreement executed on June 30, 2001, Aventis purchased $25.0 million of Series A non-voting convertible preferred stock from us, the payment for which was received on July 2, 2001.

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

    Through June 30, 2001, and excluding the purchase of $25.0 million of Series A non-voting convertible preferred stock discussed above, Aventis provided us with approximately $57.2 million in the form of funding for early stage development programs and purchases of INGN 201 product for later stage clinical development and purchased over $14 million of preferred stock from us. These purchases of preferred stock were made upon the achievement of the milestones contemplated in our original stock purchase agreement with Aventis.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

    Revenue from Collaborations. We had no revenues from Aventis for collaborative research and development for the quarter ended September 30, 2001, compared to $1.5 million for the quarter ended September 30, 2000. This decrease was due to the restructuring of our collaboration with Aventis for the development of INGN 201 and other p53-based gene therapy products, resulting in us not receiving payments from Aventis during the 2001 quarter for early stage research and development related to the p53-based gene therapy products. During 2000 and prior to this proposed restructuring, we earned revenue from Aventis for early stage research and development we performed under the collaboration agreements. As a result of the restructuring, we will not have any collaborative research and development revenues from Aventis in the future.

    Other Revenue. Other revenue was $15,000 for the quarter ended September 30, 2001, compared to $138,000 for the quarter ended September 30, 2000. We generally earn other revenue under research grants from U.S. Government agencies and contract manufacturing arrangements with third parties. This decrease was due to a lower level of activity in these areas during the 2001 period.

COSTS AND EXPENSES

    Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $115,000 in 2001 and $98,000 in 2000, were $4.9 million for the quarter ended September 30, 2001, compared to $2.3 million for the quarter ended September 30, 2000. This 110% increase was primarily due to costs associated with our assumption of responsibility for conducting and funding the Phase II and Phase III clinical trials for INGN 201 as a result of the restructuring of our collaborative relationship with Aventis.

    General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation of $288,000 in 2001 and $273,000 in 2000, were $1.4 million for the quarter ended September 30, 2001, compared to $838,000 for the quarter ended September 30, 2000. This 67% increase was primarily due to the additional, ongoing administrative costs associated with operating as a public company subsequent to our initial public offering in October 2000 and additional administrative costs associated with our conduct of the Phase II and III clinical trials for INGN 201 as a result of the restructuring of our collaboration with Aventis.

    Amortization of Deferred Compensation. Amortization of deferred stock compensation was $402,000 for the quarter ended September 30, 2001, compared with $371,000 for the quarter ended September 30, 2000. This 8% increase was primarily due to the issuance to an employee in April 2001 of an option to purchase common stock at an exercise price below the quoted market price of the stock on the date of issuance. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or may increase if additional options are issued at a price below the deemed fair value of common stock at the date of grant.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

    Interest income was $611,000 for the quarter ended September 30, 2001, compared with $173,000 for the quarter ended September 30, 2000. This 253% increase was due to higher cash and short- and long-term investment balances arising as a result of our receiving the proceeds from our initial public offering in October 2000 and the sale of Series A non-voting convertible preferred stock to Aventis in June 2001. Interest expense was $237,000 for the quarter ended September 30, 2001, compared with $201,000 for the quarter ended September 30, 2000. This 18% increase was due to additional borrowings in 2001 related to the cost of finishing space subleased to The University of Texas M.D. Anderson Cancer Center. Other income was $237,000 for the quarter ended September 30, 2001, compared to zero for the quarter ended September 30, 2000. This increase was due to the commencement of the sublease of space to M.D. Anderson Cancer Center in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, we had cash and short term investments of $54.1 million, compared with $35.0 million at June 30, 2001. This increase was a result of our receiving in July 2001 the proceeds from our sale of Series A non-voting convertible preferred stock to Aventis, offset by the use of cash to fund our operations. We believe our existing cash and investments will be sufficient to meet our anticipated capital requirements for at least the foreseeable future.

    Net cash used in operating activities was $5.5 million for the quarter ended September 30, 2001, and $195,000 for the quarter ended September 30, 2000. The increase in cash used during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, was primarily the result of (1) a higher net loss in 2001 compared to 2000 and a decrease in accrued liabilities in 2001 compared to an increase in accrued liabilities in 2000 as a result of payment of amounts to Aventis in connection with the restructuring of the Aventis collaboration, offset by (2) a smaller increase in receivables from affiliate in 2001 compared to 2000 and a smaller decrease in deferred revenue from affiliate as a result of the restructuring of the Aventis collaboration.

    Net cash provided by investing activities was $17.2 million for the quarter ended September 30, 2001, and net cash used in investing activities was $337,000 for the quarter ended September 30, 2000. This difference in results for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 was primarily due to (1) lesser purchases of property and equipment in 2001 compared to 2000 since finish-out work on our facilities related to the lease of space to M.D. Anderson Cancer Center was completed in 2000 and (2) higher maturities of investments that were reinvested in cash equivalents instead of short-term investments in 2001 compared to 2000.

    Net cash provided by financing activities was $24.7 million for the quarter ended September 30, 2001, and net cash used by financing activities was $576,000 for the quarter ended September 30, 2000. The increase was primarily due to the receipt during the 2001 period of the proceeds from the sale of Series A non-voting convertible preferred stock to Aventis, offset by the payment of offering costs in the 2000 period in connection with our initial public offering in October 2000.

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

    While we are conducting a Phase I clinical trial with INGN 241, a product candidate based on the mda-7 gene, our most significant clinical trial activity and experience has been with INGN 201. We will need to continue conducting significant research and animal testing, referred to as preclinical testing, to support performing clinical trials for our other non-INGN 201 and non-INGN 241 product candidates. It will take us many years to complete preclinical testing and clinical trials, and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated in subsequent experiments or human clinical trials. Moreover, not all product candidates in preclinical testing or early stage clinical trials will receive timely, or any, regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, the increased development costs will negatively affect our financial results, and these delays could delay our commercialization efforts.

    WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

    We have generated operating losses since we began operations in June 1993. As of September 30, 2001, we had an accumulated deficit of approximately $41.3 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue, and our only significant revenues to date have been payments from Aventis under collaborative agreements for research and development and sales to Aventis of INGN 201 for use in clinical trials, neither of which revenues we will receive in the future under our restructured agreements with Aventis. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

    IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE AND FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAM AND COMPLETE OUR CLINICAL TRIALS.

    Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next two years with our current working capital, which arose primarily from the net proceeds from our initial public offering in October 2000 and the sale of Series A non-voting convertible preferred stock to Aventis in June 2001, and with income from investment activities. We may need to raise additional capital sooner, however, due to a number of factors, including:

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

    AS A RESULT OF THE RESTRUCTURING OF OUR CURRENT COLLABORATIVE RELATIONSHIP WITH AVENTIS, OUR PRODUCT DEVELOPMENT MAY BE DELAYED.

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

    Historically, Aventis agreed on an annual basis whether and to what extent it would continue to fund our early stage development in North America of products based on the p53 or K-ras genes, which includes preclinical research and development and Phase I clinical trials. Since we assumed responsibility for the development of all p53 and K-ras products under the terms of the restructuring, if we decide to continue this development, we would have to fund this development ourselves or obtain funding from other sources. If we are unable to commit the necessary resources to fund this development, then our development and commercialization efforts could be delayed.

    Under the terms of the collaboration agreements with Aventis, once we had completed Phase I clinical trials of a product candidate based on the p53 and K-ras genes, Aventis could have elected to pursue later stage clinical development of that product candidate, which includes conducting Phase II and III clinical trials, commercializing the product, making all further submissions to existing Investigational New Drug, or IND, applications and preparing all product license applications. However, under the terms of the restructuring, we are responsible for later stage clinical development. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

    IF WE CANNOT MAINTAIN OUR CORPORATE AND ACADEMIC ARRANGEMENTS AND ENTER INTO NEW ARRANGEMENTS, PRODUCT DEVELOPMENT COULD BE DELAYED.

    Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M.D. Anderson Cancer Center, Imperial Cancer Research Technology Limited, the National Cancer Institute and Corixa Corporation. Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements or enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

    IF WE ARE NOT ABLE TO CREATE AND CONTINUE EFFECTIVE COLLABORATIVE MARKETING RELATIONSHIPS, WE MAY BE UNABLE TO MARKET OUR PRODUCT CANDIDATES SUCCESSFULLY OR IN A COST-EFFECTIVE MANNER.

    To effectively market our product candidates, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to successfully sell, market and distribute our products. To the extent that we enter into any such arrangements with third parties, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of such third parties. We have no experience in marketing or selling pharmaceutical products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to successfully commercialize our products.

    SERIOUS UNWANTED SIDE EFFECTS ATTRIBUTABLE TO GENE THERAPY MAY RESULT IN GOVERNMENTAL AUTHORITIES IMPOSING ADDITIONAL REGULATORY REQUIREMENTS OR A NEGATIVE PUBLIC PERCEPTION OF OUR PRODUCTS.

    Serious unwanted side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. The death in 1999 of a patient undergoing gene therapy using an adenoviral vector to deliver a gene for disease treatment in a clinical trial that was unrelated to our clinical trials, was widely publicized. As a result of this death, the United States Senate held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, or NIH, evaluated and continues to evaluate the use of adenoviral vectors in gene therapy clinical trials. The RAC has made recommendations to the NIH director concerning prospective review of study designs and adverse event reporting procedures, and the FDA has requested that sponsors of clinical trials provide detailed procedures for supervising clinical investigators and clinical study conduct. In addition, the FDA has recently begun to conduct more frequent inspections at clinical trial sites. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

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

    To date, no governmental authority has approved any gene therapy product for sale in the United States or internationally. The commercial success of our products will depend in part on public acceptance of the use of gene therapies, which are a new type of disease treatment, for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could also result in greater government regulation and stricter clinical trial oversight.

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

    We are currently involved in three opposition proceedings before the European Patent Office, or EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. The other two oppositions are in earlier stages. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our, or our collaborators', ability to commercialize our potential commercial products in Europe.

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

    Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We use a manufacturing facility in Houston, Texas, which we constructed and own, to manufacture INGN 201 for our currently planned clinical trials and eventually for the initial commercial launch of INGN 201. We can also manufacture INGN 241 and other product candidates in this facility. We have no experience manufacturing INGN 201, INGN 241 or any other product candidates in the volumes that will be necessary to support commercial sales. If we are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third party manufacturers to manufacture compounds for clinical and commercial purposes. These third party manufacturers must receive FDA approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms. There are very few contract manufacturers who currently have the capability to produce INGN 201, INGN 241 or our other product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.

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

    We currently maintain product liability insurance with coverage of $5.0 million per occurrence and a $15.0 million annual limit. This coverage may not be sufficient to protect us fully against product liability claims. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products.

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

    o    the incurring of amortization expenses; and

    o    possible dilution to our stockholders.

    In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The objective of our investment activities is to preserve principal, while at the same time to maximize yields without significantly increasing risk. To achieve this objective, we invest in fixed rate long-term debt and short- and long-term investments in investment grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds. Our investments in these debt securities are subject to interest rate risk. Investments are classified as held-to-maturity and are carried at amortized costs. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $112,000 at June 30, 2001 and approximately $109,000 at September 30, 2001. We do not hedge interest rate exposure or invest in derivative securities.

PART II -- OTHER INFORMATION

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

    We closed our initial public offering on October 17, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-30582), which was declared effective by the Securities and Exchange Commission on October 11, 2000. In the initial public offering, we sold an aggregate of 4,000,000 shares of common stock at $8.00 per share (the underwriters' over-allotment option of 600,000 shares of common stock was exercised on October 18, 2000, at $8.00 per share). The sale of the shares of common stock generated aggregate net proceeds of approximately $32.2 million. We expect to continue to use the net proceeds from our initial public offering to conduct research and development, including clinical trials, advance our process development and manufacturing capabilities, initiate product marketing and commercialization programs, and for general corporate purposes, including working capital. Pending these uses, the net proceeds of the initial public offering are invested in interest-bearing, investment grade securities.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5:  OTHER INFORMATION

    On September 26, 2001, the Board of Directors approved a resolution to change our accounting year from a fiscal year ending on June 30 to a fiscal year ending on December 31.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - None.

    (b) Reports on Form 8-K - None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTROGEN THERAPEUTICS, INC.

Date:  November 14, 2001           By:      /s/ James W. Albrecht, Jr.
                                       ----------------------------------------
                                         James W. Albrecht, Jr.
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)