Form 10-KT
period 2001-12-31
INTROGEN THERAPEUTICS INC
filed 2002-03-20
CIK 1018710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 (Mark One)
    [ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE FISCAL YEAR ENDED ____________.

                                   OR
    [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JULY 1, 2001 TO DECEMBER 31, 2001.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant, as of December 31, 2001, was approximately $57.4 million based upon the last sale price reported on the Nasdaq National Market for December 31, 2001. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     As of December 31, 2001, the Registrant had 21,446,363 shares of common stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the Registrant's proxy statement ("2002 Proxy Statement") for the 2002 Annual Stockholders' Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INTROGEN THERAPEUTICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I....................................................................      1

  ITEM 1.     BUSINESS....................................................      1
  ITEM 2.     PROPERTIES..................................................     21
  ITEM 3.     LEGAL PROCEEDINGS...........................................     21
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     22

PART II...................................................................     23

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................     23
  ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA........................     25
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................     26
  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................     43
  ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....     43
  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................     43

PART III..................................................................     44

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     44
  ITEM 11.    EXECUTIVE COMPENSATION......................................     44
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................     44
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     44

PART IV...................................................................     44

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................     44

  SIGNATURES..............................................................     48

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

     Our lead product candidate, ADVEXIN(R) gene therapy (formerly known as INGN
201), combines the p53 gene, one of the most potent members of a group of naturally occurring genes, the tumor suppressor genes, that act to protect cells from becoming cancerous, with a gene delivery system that we have developed and extensively tested. The gene delivery system, or vector, uses a modified adenovirus, a common cold virus, to deliver p53 and genes like it to cancer cells. We are conducting pivotal Phase III clinical studies of ADVEXIN gene therapy in head and neck cancer. Pivotal Phase III trials are typically the final phase required for FDA approval. We have completed a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various types of lung cancer. Phase II trials are safety and efficacy studies. We are also conducting several Phase I clinical trials, or safety studies, of ADVEXIN gene therapy in additional cancer types, or indications. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN gene therapy, establishing a large safety database.

     We are developing additional gene therapy product candidates that we believe may be effective in treating certain cancers, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Our INGN 241 product candidate, which combines the mda-7 gene with our gene delivery system, is undergoing safety testing in a Phase I clinical study. We believe that our research and development expertise gained in gene therapy treatment for cancer is also applicable to other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. As a result, we are conducting research in collaboration with medical institutions to understand the safety and effectiveness of our gene therapy product candidates in the treatment of cardiovascular disease and rheumatoid arthritis. In addition, we have developed a variety of technologies, which we refer to as enabling technologies, for administering gene therapy products to patients and enhancing the effects of these products. We also have specialized manufacturing expertise and a manufacturing facility to support our continued product development and commercialization efforts.

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

Gene Therapy

     Gene therapy uses genes to regulate cellular function or to correct cellular dysfunction. These processes involve the introduction of genes into cells to restore missing gene functions, correct aberrant gene functions, augment normal gene activity, neutralize the activity of defective genes or induce cell death. In order to perform these processes, a gene for disease treatment, or therapeutic gene, is often combined with a vector for gene delivery, which enables the gene to enter the target cell and make its gene product. For in vivo gene therapy, physicians typically inject the vector containing the therapeutic gene directly into a patient's tissue, body cavity or bloodstream.

     The genes used for disease treatment are typically the normal counterparts of genes that are defective or inadequately expressed in the diseased cell. In some cases, the therapeutic gene will simply act to replace a missing protein or to augment the level of a protein that is otherwise inadequate to prevent disease. In other cases, the therapeutic gene will act to eliminate the diseased cells through a process that scientists refer to as apoptosis. Apoptosis, or cell death, is a normal process that the body uses to eliminate damaged cells and cells that are no longer necessary.

     The delivery system must be able to deliver a sufficient dose of genes for disease treatment to the correct tissue in order to cause a therapeutic effect. The most common delivery systems currently in use are modified versions of viruses such as adenoviruses. Scientists often use viruses as delivery systems because viruses have the ability to efficiently infect cells and carry their genetic material, or genome, into the cells where they will initiate a program to produce more virus. Scientists can modify these viruses by deleting pieces of the viral genome that are necessary for viral reproduction and replacing the deleted pieces with a therapeutic gene. The resulting "viral vector" retains the ability of the virus to efficiently deliver its genes, which now include a gene, or genes, for disease treatment, into cells, but has lost the ability to reproduce itself and spread to other cells. Scientists have also developed synthetic substances such as liposomes, which are structures made of fatty materials that have no viral pieces. The synthetic systems that lack any viral pieces, or non-viral systems, can also deliver genetic material to host cells. Scientists have developed these systems to mimic the characteristics of viral systems in order to expand the disease targets that can be treated with gene therapy.

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

Cancer, a Genetic Disease

     Cancer is the second leading cause of death in the United States, surpassed only by heart disease. In the United States, approximately 1.3 million people are newly diagnosed with cancer and over 550,000 people die from the disease each year. Although the prevalence of specific cancers varies among different populations, we believe that the overall incidence of cancer worldwide is similar to that experienced in the United States. The American Cancer Society estimates the annual direct cost of treating cancer patients in the United States is approximately $60.0 billion.

     Cancer is a group of diseases in which the body's normal self-regulatory mechanisms no longer control the growth of some kinds of cells. Cells are frequently exposed to a variety of agents, from both external and internal sources, that damage DNA. Even minor DNA damage can have profound effects, causing certain genes to become overactive, to undergo partial or complete inactivation, or to function abnormally. Genes control a number of protective pathways in cells that prevent cells from becoming cancerous. For example, pathways that transmit signals for a cell to divide have on-off switches that control cell division. Cells also have mechanisms that allow them to determine if their DNA has been damaged, and they have pathways to repair that damage or eliminate the cell.

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

Current Treatment of Cancer

     Despite advances in cancer research in recent years, better treatments for cancer are urgently needed. The conventional therapeutic approaches, including surgery, chemotherapy and radiation therapy, are ineffective or only partially effective in treating many types of cancer. Surgery is inadequate for many patients because the cancer is inaccessible or impossible to remove completely. Surgery, although applicable to over half of all cancer cases, is also inadequate where the cancer has spread, or metastasized. For certain cancers such as head and neck cancer, surgery can be an effective treatment of the cancer, but may result in severe disfigurement of and disability to the patient. Radiation therapy and chemotherapy are, by their nature, toxic procedures that damage both normal and cancerous tissue. Physicians must carefully control administration of these therapies to avoid life-threatening side effects, and many patients are unable to withstand the most effective doses due to toxicity. These conventional therapies typically cause debilitating side effects such as bone marrow suppression, nausea, vomiting and hair loss, often requiring additional and costly medications to ameliorate such side effects. Further, the usefulness of certain chemotherapies may be limited in tumors that have developed mechanisms to evade the action of the drugs, a phenomenon known as multi-drug resistance.

     Due to the various limitations of current cancer therapies, the treatment of cancer remains complex. Physicians refer to the first treatment regimen for a newly-diagnosed cancer, usually surgery if possible, or radiation therapy, as primary treatment. If the primary treatment is not successful, the cancer will re-grow or continue to grow; physicians call this recurrent disease. In most cases, recurrent cancer is not curable, with secondary treatment regimens, usually chemotherapy, only providing marginal benefits for a limited period of time. Physicians consider recurrent cancer that has proven resistant to a secondary treatment to be refractory. Most new cancer treatments are tested initially in patients with either recurrent or refractory disease because the effects of the new therapy are more quickly apparent.

     Given that established cancer therapies often prove to be incomplete, ineffective or toxic to the patient, there is a need for new treatment modalities that either complement established therapies or replace them by offering better therapeutic outcomes. For example, for a limited number of cancers, immunotherapy, which seeks to stimulate a patient's own immune system to kill cancer cells, has rapidly become widely accepted by improving on the shortcomings of existing therapy. However, for a broad range of cancers, additional approaches are needed to improve the toxicity and marginal benefits common to current cancer treatments. Gene therapy directly addresses the cellular dysfunction that causes cancer, compared with small molecule drugs or immunotherapeutic agents, which may act indirectly.

THE INTROGEN APPROACH

     We believe that the emerging field of gene therapy presents a new approach for treating many cancers without the toxic side effects common to traditional therapies. We have developed significant expertise in identifying therapeutic genes, which are genes that may be used to treat disease, and in using what we believe are safe and effective delivery systems to transport these genes to the cancer cells. We believe that we are able to treat a number of cancers in a way that kills cancer cells without harming normal cells.

     Because most cancers are amenable to local treatment, we generally administer gene therapy directly into a patient's cancerous tumor by hypodermic syringe. We have initially focused on advanced cancers that lack effective treatments and in which local tumor growth control, where the tumor stops growing or shrinks, is likely to lead to measurable benefit. We believe our clinical studies have shown that our gene therapy can be used alone and in combination with conventional treatments such as surgery, radiation therapy and chemotherapy. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with our lead product candidate, ADVEXIN gene therapy, establishing a large safety database.

     We have developed ADVEXIN gene therapy by inserting the p53 gene into the adenoviral delivery system we have developed and extensively tested. Evidence from laboratory, pre-clinical and clinical studies suggests that the p53 tumor suppressor gene may be sufficient to slow, stop or kill many cancer cell types. We believe that ADVEXIN gene therapy holds promise as an effective anti-cancer therapeutic that would restore or augment normal tumor suppressor functions, both in combination with conventional cancer treatment and as a stand-alone treatment for patients who are resistant to or unable to receive conventional therapies. We have also developed INGN 241 by inserting the mda-7 gene into the adenoviral delivery system we have developed and extensively tested, and believe it also holds promise as an effective anti-cancer therapeutic.

THE INTROGEN STRATEGY

     Our objective is to be the leader in the development of gene therapy products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:

     - Develop and Commercialize ADVEXIN gene therapy and INGN 241 for Multiple Cancer Indications. We plan to continue developing ADVEXIN gene therapy using the p53 gene and our INGN 241 product using the mda-7 gene in multiple cancer indications. Using ADVEXIN gene therapy, we are conducting a pivotal Phase III clinical trial in head and neck cancer, Phase II clinical trials in non-small cell lung cancer and breast cancer, and in cooperation with the National Cancer Institute, or NCI, seven Phase I studies in five other cancer types. We are also conducting a Phase I study of

       ADVEXIN gene therapy delivered intravenously. Using INGN 241, we are conducting safety testing in a Phase I clinical study.

     - Develop Our Portfolio of Gene Therapy Drug Products. Utilizing our significant research, clinical, and regulatory expertise, we are pursuing additional gene therapy drug products for various cancers. We have established an efficient process for evaluating new drug candidates and rapidly progressing them from pre-clinical to clinical development. We have identified and licensed multiple genes, including PTEN, which we intend to combine with our adenoviral vector system and which we believe are attractive development targets for the treatment of various cancers.

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

     - Leverage Our Manufacturing Capabilities to Produce Additional Gene Therapy Drug Products. We have developed significant expertise and infrastructure for process development and manufacturing of therapeutic genes and delivery systems. We have built and validated a manufacturing facility that we believe meets current Good Manufacturing Practices, or CGMP requirements. We believe that this facility is capable of supporting the market launch of ADVEXIN gene therapy and the clinical testing requirements of INGN 241. We have also established a variety of process methodologies, formulation strategies and quality release assays to produce clinical grade materials at commercial scale. We intend to utilize these processing and production capabilities to advance clinical development and commercialization of our pipeline of gene therapy product candidates, as well as capitalize on opportunities to produce other companies' products for them.

     - Establish Targeted Sales and Marketing Capabilities. Because the oncology market is characterized by a concentration of specialists in relatively few major cancer centers, it can be effectively addressed by a small, focused sales force. We will address this market by building a direct sales force as part of the ADVEXIN gene therapy commercialization process and by pursuing marketing and distribution agreements with corporate partners for ADVEXIN gene therapy as well as additional gene therapy products.

     - Expand Our Market Focus to Non-Cancer Indications. Our long-term strategy is to leverage our scientific, research and process competencies in gene function and vector development to pursue gene-based therapies for a variety of other diseases and conditions. We believe that gene therapy holds promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.

PRODUCT DEVELOPMENT PROGRAMS

     The following table summarizes the status of our gene therapy product development programs.

---------------------------------------------------------------------------------------------------------
PRODUCT (GENE)                                       CANCER INDICATION              DEVELOPMENT STATUS
---------------------------------------------------------------------------------------------------------
  ADVEXIN(R) Gene Therapy (p53)                        Head and Neck                    Phase III
                                                    Non-Small Cell Lung                  Phase II
                                                          Breast                        Phase II*
                                                         Prostate                        Phase I
                                                Intravenous Administration               Phase I
                                                          Ovarian                       Phase I**
                                                          Bladder                       Phase I**
                                                   Brain (glioblastoma)                 Phase I**
                                                      Bronchoalveolar                   Phase I**
                                                   Rheumatoid Arthritis                Pre-clinical
---------------------------------------------------------------------------------------------------------
  INGN 241 (mda-7)                                Various (solid tumors)                 Phase I
                                                          Breast                       Pre-clinical
---------------------------------------------------------------------------------------------------------
  INGN 251 (PTEN)***                                    Colorectal                     Pre-clinical
                                                   Brain (glioblastoma)                Pre-clinical
                                                  Cardiovascular Disease               Pre-clinical
---------------------------------------------------------------------------------------------------------
  BAK Program                                             Various                        Research
---------------------------------------------------------------------------------------------------------
  FUS-1 Program                                           Various                        Research
  p16 Program                                           Pancreatic                       Research
---------------------------------------------------------------------------------------------------------

---------------

  * Aventis Pharma provides funding for this study.

 ** Conducted in conjunction with the National Cancer Institute.

*** Assigned to Gendux AB, our indirect, wholly-owned subsidiary.

Indications for ADVEXIN(R) Gene Therapy (p53)

     ADVEXIN gene therapy combines the (p53) gene with an adenoviral vector for gene delivery. Physicians typically inject ADVEXIN gene therapy directly into the tumor. The importance of the p53 gene in controlling tumor growth suggests that ADVEXIN gene therapy is applicable to multiple cancers. Our initial development strategy for ADVEXIN gene therapy is to obtain approval for cancer indications, like head and neck and lung cancer, which have few or no treatment options available and have near-term clinical endpoints.

     We have conducted a number of Phase I and Phase II studies to establish the safety and evaluate the efficacy of ADVEXIN gene therapy both alone and in combination with radiation therapy, chemotherapy and/or surgery. We evaluated efficacy by measuring tumors during each study to analyze whether tumors had regressed, remained stable or progressed during treatment. We supplemented these analyses, where possible, with microscopic tissue analysis, or biopsy, to determine the presence of residual cancer cells within the treated area. We further evaluated efficacy by measuring the survival time of the patients treated in all of these studies.

     Head and Neck Cancer

     Head and neck cancer, encompassing cancers of the tongue, mouth, vocal cords and tissues surrounding them, has a worldwide incidence of approximately 400,000 new cases per year. In the United States, the annual incidence of squamous cell cancer, a cancer of cells that line the oral cavity, pharynx and larynx, is approximately 40,000 with annual deaths of approximately 11,800. Head and neck cancer is frequently fatal, with most patients dying from local and regional disease, rather than from metastasis to other organs. Primary treatments for head and neck cancer are surgery and radiation therapy. However, these treatments are debilitating and have permanent side effects, including loss of teeth, loss of voice or disfigurement. Moreover, a large number of patients with head and neck cancer experience recurrence. Once the disease recurs, few patients survive despite secondary treatment with conventional therapies, with median patient survival of less than 12 months. Although often used as a secondary treatment, there are no chemotherapy drugs available today that have been approved by the FDA for treatment of patients with recurrent head and neck cancer.

     Because physicians can administer ADVEXIN gene therapy locally, we believe it is an excellent candidate for treatment of head and neck cancer. Based on clinical results from our Phase I and Phase II trials, we are currently enrolling patients in and conducting two multi-national pivotal Phase III studies that the FDA has reviewed, and if successful, will be used to support regulatory approval. We intend these studies to demonstrate the efficacy of ADVEXIN gene therapy for treatment of patients with squamous cell carcinoma of the head and neck, regardless of whether the p53 gene is mutant or non-mutated, in whom standard treatment of surgery and radiation therapy have not been effective and who have recurrent or refractory disease. The first study compares the efficacy of ADVEXIN gene therapy to a standard chemotherapy treatment in patients with refractory disease. The second study compares the efficacy of ADVEXIN gene therapy when it is used in combination with a standard chemotherapy treatment to that of standard chemotherapy treatment used alone in patients with recurrent disease.

     The first Phase III study is planned for 240 patients with refractory disease. Patients in the control group receive weekly methotrexate, a standard chemotherapy treatment for this condition, while patients in the treatment group receive twice weekly injections of ADVEXIN gene therapy. The study's primary endpoint, or result that we will principally evaluate, is survival. The investigators will measure a possible survival advantage by comparing how long the p53 treatment group patients live relative to how long the control group patients live. The second Phase III study is planned for 288 patients with recurrent head and neck cancer. These patients will not have previously been treated with chemotherapy. The control group will receive a standard chemotherapy treatment with the drugs cisplatin and 5-fluorouracil and the treatment group will receive the same drugs and ADVEXIN gene therapy. Each treatment will be repeated every three weeks, which is a standard interval for chemotherapy. The primary endpoint will be the duration of tumor growth control in the head and neck region as measured by a patient's tumor growth beyond the patient's baseline, or tumor size at the beginning of the study. These studies are complementary, with the primary endpoint in each serving as a secondary endpoint, or result that we will evaluate secondarily, in the other. Both are randomized studies, meaning that neither the doctor nor the patient knows whether the patient will be in the control group or the treatment group at the time the patient is enrolled in either study. An independent data safety monitoring board will oversee safety for the studies and conduct a specified interim data analysis for each study. Both of these Phase III studies are intended to be conducted at approximately 60 cancer centers in the United States, Canada and Europe. Both of these studies have been extensively discussed with the FDA.

     We conducted a Phase II study of ADVEXIN gene therapy in 112 patients with either recurrent or refractory head and neck cancers at 18 clinical centers in the United States and Europe, using the highest dose of ADVEXIN gene therapy tested in the Phase I study. This study did not have a treatment control arm and the main purpose of the study was to evaluate the safety, side effects and efficacy of ADVEXIN gene therapy administered alone to tumors of various sizes. The primary measure of efficacy was to assess patient response to ADVEXIN gene therapy by periodically measuring the size of all tumors in the patient compared to their size at the start of treatment. A positive response is defined as the disappearance of the tumor, shrinkage of the tumor or the absence of additional tumor growth beyond 25% of pre-treatment measurements, an accepted indicator of tumor growth control.

     In order to design pivotal Phase III studies and to identify the patient characteristics most amenable to ADVEXIN gene therapy, we conducted a preliminary analysis on the first 88 patients treated and evaluated in our Phase II study. This analysis showed that approximately 25% of the patients that the investigators injected and evaluated had a positive response to treatment. In addition, because a subset of patients had multiple tumors treated, the preliminary analysis also evaluated individual tumor response. The analysis showed that 60% of the individual tumors that the investigators injected and evaluated had a positive response. Tumors with non-mutated p53 genes and those with mutant p53 genes both responded to ADVEXIN gene therapy. The patients in this Phase II study tolerated ADVEXIN gene therapy well, without the significant side effects common to conventional cancer treatments. Side effects were consistent with those experienced in the Phase I study discussed below.

     This preliminary analysis also provided important data with regard to the effect of ADVEXIN gene therapy on the median survival time of the patients. The data showed a median patient survival time from the start of treatment of 7.5 months for a subset of patients with refractory disease and tumors below a specified size. Patients with these characteristics comprise the population for our first Phase III study. Based on an historical expected survival time that our clinical advisors estimate to be 4 months, this median survival time of 7.5 months suggests an 88% increase in survival time for these patients.

     Previously, ADVEXIN gene therapy was tested in a Phase I safety study with patients with recurrent head and neck cancer. In this study, 33 patients received a total of 429 doses. We believe this study demonstrates that physicians can safely inject ADVEXIN gene therapy into head and neck tumors repetitively over many months. Side effects were minimal, consisting of pain at the site of the injection and flu-like symptoms that could be readily treated without disrupting the administration of the drug. No patient had treatment stopped or reduced because of toxicity, even at the maximum dose. In 15 of these patients, we showed that surgery could be safely combined with ADVEXIN gene therapy without increasing the risk of wound infections or inhibiting healing.

     Non-Small Cell Lung Cancer

     Lung cancer is the most common cause of cancer-related death in the United States, with an estimated 169,000 new cases diagnosed annually. An estimated 157,000 people die from the disease annually. The five-year survival rate for patients diagnosed with lung cancer is 14%. Non-small cell, or NSC, lung cancer comprises approximately 80% of all lung cancer cases. Surgery can be an effective treatment, but only a minority of patients are eligible because early-stage diagnosis is uncommon. Only 30% of these patients will have a complete surgical resection of their disease. The remaining patients typically undergo a combination of surgery, radiation and chemotherapy. This combination treatment is only effective in a small percentage of cases. Of patients who have unresectable disease, 80% will again have active cancer cells three months after completing a full course of radiation. Due to the ineffective treatment of NSC lung cancer in many patients, a significant, unmet need for better treatments exists. The opportunity for a new beneficial treatment is great, particularly if it can be combined with existing treatments without increasing the toxicity of those treatments.

     We have completed a Phase II study of ADVEXIN gene therapy in combination with radiotherapy as the primary treatment for patients who had newly-diagnosed, inoperable NSC lung cancer and who could not tolerate chemotherapy. Radiotherapy is the standard treatment for patients in this condition. All patients in this study received three ADVEXIN gene therapy injections into their tumors during a five-to-six week course of radiotherapy. These patients were evaluated for the efficacy, safety and side effects of the treatment to ascertain whether the combination of ADVEXIN gene therapy with radiation was tolerated. Objectives of this study were to determine if the addition of ADVEXIN gene therapy injected directly into the tumor with standard radiotherapy improved the response rate of the injected tumor in patients with inoperable NSC lung cancer, and to evaluate the tolerability of the combination treatment. An evaluation was performed three months after treatment was completed, consisting of a radiograph to assess the size of the treated tumor mass, supplemented by a biopsy to assess for living cancer cells within the tumor at the site of treatment. The patients were then followed without further treatment for clinical evidence of disease progression.

     We conducted an analysis of 19 patients that the investigators treated and evaluated in the Phase II study of ADVEXIN gene therapy. This analysis included both the radiographs and the tumor biopsies that we refer to above. The results of this analysis established an acceptable safety profile and showed evidence of local tumor control and reductions in tumor size. Fifteen of the 19 patients that the investigators treated, or 79%, had radiographic evidence of local tumor growth control, including 12 complete or partial responses of the tumor that the investigators injected. Furthermore, the preliminary analysis showed that nine of these 12 patients had no living tumor cells in the biopsy that the investigator took from the site of the gene therapy injection. Based on the preliminary results of this Phase II study using gene therapy with radiation therapy, a larger Phase II study is being designed to evaluate whether p53 enhances the effectiveness of radiation therapy and chemotherapy when investigators use them together to treat NSC lung cancer.

     We conducted a Phase I safety study of ADVEXIN gene therapy in 53 patients with end-stage NSC lung cancer who had failed surgery, radiation and chemotherapy. In one arm of the study, 29 patients received ADVEXIN gene therapy injected into a single tumor site. In the other arm, 24 patients received ADVEXIN gene therapy in combination with cisplatin, a commonly used chemotherapeutic agent. The patients in this study tolerated the ADVEXIN gene therapy well, and the most severe side effects noted were consistent with those experienced with the use of cisplatin alone. Also, the National Cancer Institute
(NCI) is initiating a Phase I safety study using ADVEXIN gene therapy in combination with radio therapy in patients with NSC lung cancer.

     Breast Cancer

     Physicians diagnose an estimated 193,000 new cases of breast cancer annually in the United States, and more than 40,000 of these people are estimated to die from the disease each year. We and Aventis Pharma SA, or Aventis, under an agreement separate from the restructured p53 collaboration agreement discussed below, are commencing a Phase II study using ADVEXIN gene therapy administered alone and in combination with chemotherapy in women who have locally advanced breast cancers. Also, the NCI has initiated a Phase I clinical trial using ADVEXIN gene therapy in patients with locally recurrent breast cancer involving the chest wall.

     Prostate Cancer

     Prostate cancer is one of the most common forms of cancer. Approximately 198,000 new cases occur annually in the United States and more than 31,000 people are estimated to die from the disease each year. Most prostate cancer patients are treated with either surgery or radiation therapy. Because newer and simpler methods of diagnosis that detect the disease at an earlier stage exist today, a significant number of patients who are diagnosed with prostate cancer before it has metastasized may benefit from local treatment therapies such as ADVEXIN gene therapy.

     We plan to conduct a randomized, controlled Phase II study for patients who have failed radiation therapy for prostate cancer. The study would enroll only patients who have local recurrence in the pelvic region, thus excluding those with metastases beyond the pelvic region. Patients in the study arm would be treated with a combination of ADVEXIN gene therapy injections and additional radiation therapy, while patients in the control arm would receive only radiation treatment. The goal of this study is to demonstrate the safety and efficacy of ADVEXIN gene therapy and radiation in reducing or eliminating further tumor growth in patients with localized disease who are not candidates for surgery.

     We have completed enrollment and treatment in a Phase I study of 30 patients where investigators injected ADVEXIN gene therapy into the prostate gland with a subsequent surgical resection of the gland. The patients tolerated the ADVEXIN gene therapy injections well. In a preliminary analysis, 27% of the patients showed measurable evidence of tumor shrinkage from the ADVEXIN gene therapy injections.

Other Cancers

     There are several other cancer indications for which ADVEXIN gene therapy is in earlier stages of clinical development. To evaluate the possible use of ADVEXIN gene therapy in these indications, we have entered into a Cooperative Research and Development Agreement, or CRADA, with the NCI. Under this program the NCI has initiated clinical trials with ADVEXIN gene therapy at leading cancer centers using clinical protocols that we have developed in connection with the NCI. These protocols are designed to demonstrate the safety of ADVEXIN gene therapy in these indications and by various routes of administration.

     Ovarian Cancer. There are an estimated 23,000 new cases of ovarian cancer and 14,000 deaths attributed to ovarian cancer in the United States each year. In approximately 80% of patients with advanced disease, the cancer remains localized within the peritoneal, or abdominal, cavity. This allows ready access to cancer cells for simple intraperitoneal administration, that is, administration into the abdominal cavity of gene therapeutic agents. The NCI has initiated Phase I clinical trials of ADVEXIN gene therapy in this population. We anticipate that these trials will be expanded to evaluate the use of ADVEXIN gene therapy in combination with surgery and/or chemotherapy.

     Bladder Cancer. There are an estimated 53,000 new cases of bladder cancer each year in the United States. The annual number of deaths from this indication in the United States is estimated to be 12,000. The anatomy of the bladder allows uniform delivery of high concentrations of gene therapeutic agents via catheter. The NCI has initiated a Phase I clinical trial using ADVEXIN gene therapy in this indication.

     Brain Cancer (Glioblastoma). An estimated 13,000 people die from cancers of the brain and central nervous system in the United States each year. Glioblastoma multiforme, or GBM, is a particularly deadly form of primary brain cancer that afflicts children as well as adults. This condition occurs in approximately 30% of all brain cancer patients in the United States. GBM is not effectively treated with conventional therapies because the lesions are deep within the brain and are large and grow rapidly. The NCI has initiated a Phase I clinical trial using ADVEXIN gene therapy in recurrent GBM.

     Bronchoalveolar Cancer. It is estimated that physicians diagnosed an estimated 9,800 new cases of bronchoalveolar cancer in the United States each year. Bronchoalveolar cancer is a form of non-small cell lung cancer which spreads throughout the lungs, but does not spread elsewhere in the body. Current treatments are not effective for this condition. The NCI is completing a Phase I clinical trial in bronchoalveolar cancer with ADVEXIN gene therapy administered by directly bathing the airway leading to the diseased lung segments.

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

Indications for INGN-241 (mda-7)

     The mda-7 gene is a promising tumor suppressor gene which we believe, like p53, has broad potential to induce apoptosis in many types of cancer. We have combined the mda-7 gene with our adenoviral system to form INGN 241. Our pre-clinical studies have determined that INGN 241 suppresses growth of many cancer cells, including those of the breast, lung, colon, prostate and central nervous system, while not affecting growth of normal cells. Because INGN 241 kills cancer cells, even if other tumor suppressor genes, including p53 or p16, are not functioning properly, it appears that mda-7 functions via a novel mechanism of tumor suppression. We have an exclusive license to the mda-7 gene for gene therapy applications from Corixa Corporation. We are currently conducting a Phase I study using INGN 241 testing safety and mechanism of action in approximately 15 patients with solid tumors. Our pre-clinical program with INGN 241 has included research at The University of Texas M.D. Anderson Cancer Center, Columbia University and Corixa Corporation.

RESEARCH AND DEVELOPMENT PROGRAMS

     In addition to our clinical programs underway with ADVEXIN(R) gene therapy and INGN 241, we are conducting a number of pre-clinical and research programs involving a variety of therapeutic genes for the treatment of cancer. These programs involve genes that act through diverse mechanisms to inhibit the growth of or kill cancer cells.

     We have combined the PTEN tumor suppressor gene with our adenoviral system to form INGN 251. Researchers have linked mutations in the PTEN tumor suppressor gene to a variety of common human cancers, including brain, prostate and breast cancers. Preliminary studies have demonstrated that INGN 251 can inhibit the growth of colorectal, prostate and brain cancer cells and promote apoptosis in many of these cells. Our pre-clinical program with INGN 251 has included studies with Imperial Cancer Research Technology Limited in London, or ICRT. We are also conducting pre-clinical studies of PTEN's role in prohibiting advancement of cardiovascular disease in a collaboration with the Texas Heart Institute. We obtained an exclusive license to the PTEN gene from ICRT, which we have assigned to Gendux AB.

     In addition to our pre-clinical programs, we are conducting research on additional genes, including BAK and p16, which hold promise as therapeutic candidates. BAK is a pro-apoptotic gene that kills cancer cells. We are working with our collaborators at M.D. Anderson Cancer Center to identify and develop both viral and non-viral vectors containing this gene. We have exclusive rights to use the BAK gene under a license with LXR Biotechnology, Inc., the rights of which were subsequently sold to Tanox, Inc. We have licensed the adenoviral vector containing the p16 gene, a widely known tumor suppressor gene, from M.D. Anderson Cancer Center and have demonstrated that the gene inhibits tumor growth in animal models. After evaluating the results of early stages of research with two other genes, DBCCR1 and rsk3, we notified ICRT in July 2001 that we would not exercise our options to license these two genes. We were also conducting pre-clinical research on the CCAM gene, which we had licensed from the M.D. Anderson Cancer Center. After evaluating the results of our research, we notified M.D. Anderson Cancer Center in early 2002 that we would not continue with our CCAM program and returned the rights to this gene.

     In October 2001, we licensed from M.D. Anderson Cancer Center a group of genes known as the 3p21.3 family of genes. This family of genes includes the FUS-1 gene. Pre-clinical research performed on these genes by collaborators at The University of Texas Southwestern Medical Center and M.D. Anderson Cancer Center suggests that the 3p21.3 genes play a critical role in the suppression of tumor growth in lung and other cancers. We are working with M.D. Anderson Cancer Center to further evaluate FUS-1 and other 3p21.3 genes as clinically-relevant therapeutics.

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

Viral Delivery Systems

     Adenoviral Systems. We have demonstrated that ADVEXIN gene therapy and INGN 241, which use our adenoviral vector system, enter tumor cells and express their proteins despite the body's natural immune response to the adenoviral vector. While the adenoviral vector system used is appropriate for the treatment of cancer by local administration, we have developed a number of additional systems that utilize modified adenoviral vectors for gene delivery. These systems also may be applicable to indications where activity of the gene for disease treatment is required for longer periods of time or where systemic administration may be necessary.

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

Non-Viral Delivery Systems

     We have in-licensed and are developing a non-viral delivery platform as a potential alternative to viral delivery for certain types of cancers, or clinical indications, particularly those that require systemic administration. Although we are not currently using non-viral vector technology in our clinical programs, we have completed proof-of-concept studies in animal models that suggest that this system may be a useful way to deliver tumor suppressor genes for systemic cancer treatment.

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

MANUFACTURING AND PROCESS DEVELOPMENT

     Commercialization of a gene therapy product requires process methodologies, formulations and quality release assays in order to produce high quality materials at a large scale. We believe that the expertise we have developed in the areas of manufacturing and process development represents a competitive advantage. We have developed scale-up methodologies for both upstream and downstream production processes, formulations that are safe and stable, and quality release assays that ensure product quality.

     We own and operate a state-of-the-art, validated manufacturing facility that we believe complies with CGMP requirements, and which replaces an earlier pilot production facility. We produce ADVEXIN gene therapy in this facility for use in our Phase I, II and III clinical studies and INGN 241 for use in our Phase I clinical studies. The design and processes of this facility have been reviewed with the FDA. The validation of our manufacturing processes is ongoing. We plan to use this facility for our market launch of ADVEXIN gene therapy. Our production and quality personnel team has been in place for approximately four years. To date, we have produced over 20 batches of ADVEXIN gene therapy clinical material, including all clinical material used in the Phase II and Phase III studies for this product candidate. In addition, we have entered into agreements with third parties under which we have provided process development and manufacturing services related to products they are developing.

BUSINESS AND COLLABORATIVE ARRANGEMENTS

Aventis Pharma AG

     In October 1994, we entered into two collaboration agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc. to develop therapeutics based on p53 and on K-ras pathway inhibition. In December 1999, Rhone-Poulenc S.A., the ultimate parent company of Rhone-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties have combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhone-Poulenc Rorer to form Aventis Pharma, or Aventis. Rhone-Poulenc Rorer Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Inc. Aventis Pharma, the parent company of Aventis Pharmaceuticals Inc., is a multi-billion dollar, global pharmaceutical company.

     In June 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired all marketing and commercialization rights with respect to those products. We assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products, and are now fully responsible for all pre-clinical research and development and clinical trials for new gene therapy products. In connection with this restructuring and pursuant to a stock purchase agreement executed on June 30, 2001, Aventis purchased $25.0 million of non-voting preferred stock from us, the payment for which was received on July 2, 2001. During the quarter ended September 30, 2001, we made a one-time payment of $2.0 million to Aventis in consideration for internal costs it incurred in facilitating the transition of control and performance of these clinical trials from Aventis to us.

     In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to us all of its patents covering the manufacture, sale, offering for sale, importation or use of ADVEXIN gene therapy and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period of seven years, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes.

     We now have the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis agreed to transfer, and is in the process of transferring to us, all trademarks and goodwill associated with ADVEXIN gene therapy.

     Through December 31, 2001, Aventis provided us with approximately $57.2 million in the form of funding for early-stage development programs and purchases of ADVEXIN gene therapy product for later-stage clinical development and purchased over $39.4 million of preferred stock from us. These purchases of preferred stock were made upon the achievement of the milestones contemplated in our stock purchase agreement with Aventis.

Gendux, Inc. and Gendux AB

     We established our wholly-owned subsidiary, Gendux, Inc., and its wholly-owned subsidiary Gendux AB, which is based in Stockholm, Sweden, in order to create a European presence with which to extend our technology and product development opportunities and enhance our interactions with European academic and commercial institutions. We have assigned to Gendux AB certain rights in the PTEN technologies, as well as a non-exclusive license to use our vector technology in commercializing gene therapy products.

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

     We entered into this license agreement on July 20, 1994, and the agreement terminates on July 20, 2009. The agreement is also terminable upon our insolvency, either party's breach or upon our notice on a patent-by-patent basis. The technologies we have licensed from M.D. Anderson Cancer Center, under the exclusive license agreement, relate to p53 and the 3p21.3 family of genes. Under the agreement, we have agreed to pay M.D. Anderson Cancer Center royalties on sales of products utilizing these technologies and we are obligated to reimburse any of M.D. Anderson Cancer Center's costs that may be incurred in connection with obtaining patents related to the licensed technologies. Our strategy for product development is designed to take advantage of the significant multidisciplinary resources available at M.D. Anderson Cancer Center. These efforts have resulted in our becoming one of the largest corporate sponsors of activities at M.D. Anderson Cancer Center in recent years and have yielded to us exclusive patent and licensing rights to numerous technologies.

     National Cancer Institute

     We have entered into a cooperative research and development agreement, or CRADA, with the NCI. The CRADA has a flexible duration, but is terminable upon the mutual consent of the parties or upon 30 days notice of either party. NCI will sponsor and conduct pre-clinical and human clinical trials to evaluate the effectiveness and potential superiority to other treatments of ADVEXIN gene therapy against a range of designated cancers, including breast cancer, ovarian cancer, bladder cancer and brain cancer. Under the CRADA, NCI will conduct five or more Phase I clinical trials and will provide most of the funding for these activities. We will supply NCI with ADVEXIN gene therapy product to be administered in these trials. We have exclusive rights to all pre-clinical and clinical data accumulated under the CRADA.

     Corixa Corporation

     We have entered into a research and license agreement with Corixa Corporation pursuant to which we acquired an exclusive, worldwide license to the mda-7 gene for gene therapy applications. The agreement is effective until the expiration of the subject patents. It is terminable upon the breach or insolvency of either party, or upon our notice on a patent-by-patent or product-by-product basis. Under the agreement, we paid Corixa an initial license fee and have agreed to make additional payments upon the achievement of development milestones, as well as royalty payments on product sales. We also made research payments to Corixa in connection with research it performed involving the mda-7 gene.

     Imperial Cancer Research Technology Limited

     We have entered into two option agreements with Imperial Cancer Research Technology Limited, or ICRT. ICRT is the technology and licensing unit of the Imperial Cancer Research Fund, which conducts over one-third of all cancer research in the United Kingdom. The agreements are terminable upon either party's breach or insolvency, or by ICRT upon our failure to make required payments. Under the agreements, we have an option to obtain exclusive worldwide licenses to PTEN, rsk3 and DBCCR1 genes, the first of which we have assigned -- and the last two of which we have licensed -- to Gendux AB. In July 2001, Gendux notified ICRT of its intent not to exercise its options to license the rsk3 and DBCCR1 genes. Gendux AB has exercised the option with respect to the PTEN gene and entered into a license with ICRT for that gene. We are currently evaluating the PTEN gene for its ability to reduce cardiovascular disease in a research collaboration with the Texas Heart Institute.

MARKETING AND SALES

     We are focusing our current product development and commercialization efforts on the oncology market. This market is characterized by its concentration of specialists in relatively few major cancer centers, which we believe can be effectively addressed by a small, focused sales force. We will likely address this market by building a direct sales force as part of the ADVEXIN gene therapy commercialization process and by pursuing marketing and distribution arrangements with corporate partners for ADVEXIN gene therapy as well as additional gene therapy products.

PATENTS AND INTELLECTUAL PROPERTY

Our Portfolio

     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure continued strong technology development and technology transfer from companies and research institutions with whom we work. In addition to our intellectual property license with Aventis, we have entered into a number of exclusive license agreements or options with companies and institutions, including M.D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Corixa, the Imperial Cancer Research Fund and LXR Biotechnology, Inc., with the LXR rights being subsequently sold to Tanox, Inc. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.

     We currently own or have an exclusive license to over 16 issued United States patents and more than 40 pending United States patents. In addition, we own or license over 17 issued foreign patents and in excess of 100 pending foreign patent applications that generally parallel the United States portfolio. If we do not seek a patent term extension, the currently issued United States patents that we own or have exclusively licensed will expire between the years 2010 and 2017. The exclusive licenses that give us rights on the patents, and applications that such licenses cover, will expire no earlier than the life of any patent covered under the license.

Adenoviral p53 Compositions and Therapies

     In developing our patent portfolio, we have focused our efforts in part on protecting our potential products and how they will be used in the clinical trials. Arising out of our work with M.D. Anderson Cancer Center, we currently have an exclusive license to a number of United States and corresponding international patent applications directed to adenoviruses that contain the p53 gene, referred to as adenoviral p53, adenoviral p53 pharmaceutical compositions and the use of adenoviral p53 compositions in various cancer therapies and protocols. One of these applications, directed to the clinical use of adenoviral p53 to treat cancer, has issued as a United States patent. We have also exclusively licensed from Aventis a United States patent application, and corresponding international applications, directed to adenoviral p53 and its clinical applications. We also have an exclusive license to a United States patent application and corresponding international applications directed to the use of the p53 gene in the treatment of cancer patients whose tumors appear to express a normal p53 protein.

Combination Therapy with the p53 Gene

     We have also focused our portfolio development on protecting clinical therapeutic strategies that combine the use of the p53 gene with traditional cancer therapies. In this regard, also arising out of our work with M.D. Anderson Cancer Center, we have an exclusive license to two issued United States patents, and one pending application with corresponding international applications, directed to cancer therapy using the p53 gene in combination with DNA-damaging agents such as conventional chemotherapy or radiotherapy. This patent and corresponding international applications concern the therapeutic application of the p53 gene either before, during or after chemotherapy or radiotherapy. We have also exclusively licensed from Aventis a United States application and corresponding international applications directed to therapy using the p53 gene together with taxanes such as Taxol(R) or Taxotere(R). Furthermore, we have exclusively licensed a United States patent application, and corresponding international applications, directed to the use of the p53 gene in combination with surgical intervention in cancer therapy.

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

Other Tumor Suppressor Genes

     We either own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various tumor suppressor genes other than the p53 gene, including the p16, PTEN, mda-7, 3p21.3, BAK, FHIT, the 3p21.3 gene family and anti-sense K-ras genes. We have exclusively licensed or optioned rights in two issued United States patents covering the use of the BAK and mda-7 genes, a United States patent relating to the PTEN gene and a United States patent directed to the use of the adenoviral p16 in cancer therapy have issued.

Other Therapeutic, Composition and Process Technologies

     We also own or have exclusively licensed a number of United States and international patent applications on a range of additional technologies. These include various applications relating to the p53 gene, combination therapy with 2-methoxyestradiol, anti-proliferative factor technologies, retroviral delivery systems, stimulation of anti-p53, screening and product assurance technologies, as well as second generation p53 gene molecules. We have exclusively licensed a number of United States and international applications directed to various improved gene therapy vectors for use in gene therapy protocols, gene therapy employing more than one gene for disease treatment, as well as applications directed to the delivery of genes for disease treatment without the use of a vector, or "non-viral" therapy. We also have exclusive rights in an issued United States patent and corresponding international applications directed to a low toxicity analogue of IL-2, also called F42K.

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

The Drug Approval Process

     The steps required before our proposed products may be marketed in the United States include pre-clinical testing, the submission to the FDA of an investigational new drug, or IND, application for clinical trials, clinical trials to establish the safety and effectiveness of the drug, the submission to the FDA of a BLA (for a biologic) or an NDA (for a drug) and the FDA approval of the BLA or NDA prior to any commercial sale of the drug. Our products will be regulated as biologics. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with CGMP requirements. To supply products for use in the United States, foreign manufacturing establishments, including third party facilities, must comply with CGMP requirements and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

Pre-Clinical Testing

     Pre-clinical testing includes laboratory evaluation of product chemistry and formulation as well as animal studies to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and pre-clinical safety tests must be conducted in compliance with FDA Good Laboratory Practices regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IND application to be reviewed by the FDA prior to the commencement of human clinical trials. Submission of an IND application may not result in FDA authorization to commence clinical trials, but the IND becomes effective if not rejected by the FDA within 30 days. The IND application must indicate the results of previous testing; how, where and by whom the clinical studies will be conducted; the chemical structure of the compound; the method by which it is believed to work in the human body; any toxic effects of the compound found in the animal studies and how the compound is manufactured.

Clinical Trials

     Clinical trials involve the administration of the IND to healthy volunteers or to patients, under the supervision of qualified principal investigators. All clinical trials must be conducted in accordance with Good Clinical Practices regulations, under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA for review as part of the IND application prior to commencing the study. Further, each clinical trial must be conducted under the auspices of an independent review panel, the Institutional Review Board, or IRB, at the institution at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, informed consent and the possible liability of the institution. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

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

National Institutes of Health

     The National Institute of Health, or NIH, publishes guidelines concerning gene therapy products. The NIH guidelines require that human gene therapy protocols subject to the guidelines that involve a novel product, disease indication, route of administration or other component be discussed at the quarterly meetings of the NIH Recombinant DNA Advisory Committee, or RAC. Companies involved in clinical trials as sponsors are expected to report all serious adverse events to the NIH.

     Following routine procedure, we report to the FDA and the NIH serious adverse events, whether treatment-related or not, that occur in our clinical trials, including deaths. In one of our Phase I studies conducted from 1995 to 1997, we reported two deaths for which the clinical investigator involved could not unequivocally rule out the possibility that the deaths were related to our gene therapy treatment; however, there was no evidence that our gene therapy treatment was responsible for the deaths. Often, gene therapy clinical trials include cancer patients who have failed all conventional treatments available to them, and who therefore have short life expectancies and who sometimes die before completion of their clinical trials. We have not received any correspondence from any regulatory body or experienced any increased scrutiny of our clinical or other activities as a result of these deaths.

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

     The FDA reviews all marketing applications submitted to it before it accepts them for filing and may request additional information, rather than accepting the application for filing. In such event, the application must be re-submitted with the additional information and the application is again subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA or NDA. Under the FDC Act, the FDA has 180 days in which to review it and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. However, the FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the marketing application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter usually contains a number of conditions that must be met in order to secure final approval of the application. When, and if, those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. If the FDA's evaluation of the submission or manufacturing facilities is not favorable, the FDA may refuse to approve the BLA or NDA or issue a not-approvable letter.

     If the FDA approves the BLA or NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, referred to as Phase IV studies, to evaluate long-term effects. Phase IV clinical trials and post-marketing studies may also be conducted to explore new indications and to broaden the application and use of the drug and its acceptance in the medical community.

"Off-Label" Use

     Physicians may prescribe drugs for uses that are not described in the product's labeling that differ from those tested by us and approved by the FDA. Such "off-label" uses are common across medical specialties and may constitute the best treatment for many patients in various circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses. However, new regulations, if followed, provide a safe harbor from FDA enforcement action that would allow us to disseminate to physicians articles published in peer-reviewed journals, like the New England Journal of Medicine, that discuss off-label uses of approved products. We cannot disseminate articles concerning drugs that have not been approved for any indication.

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

FDAMA

     The Food and Drug Administration Modernization Act of 1997, or FDAMA, was enacted, in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices, by expediting the FDA review process for new products. FDAMA established a statutory program for the approval of "fast track products." The fast track provisions essentially codify FDA's Accelerated Approval regulations for drugs and biologics. A "fast track product" is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a "fast track product" at any time during the clinical development of the product. FDAMA specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. Approval of an NDA for a fast track product can be based on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a fast track product may be subject to (1) post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and (2) prior review of copies of all promotional material. If a preliminary review of the clinical data suggests efficacy, the FDA may initiate review of sections of an application for a "fast track product" before the application is complete. This "rolling review" is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees.

     We may seek fast track designation to secure expedited review of appropriate products. It is uncertain whether we will obtain fast track designation. We cannot predict the ultimate effect, if any, of the new fast track process on the timing or likelihood of FDA approval of any of our potential products.

International

     Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. We cannot be sure that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries, other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may arise from other drug development technologies, methods of preventing or reducing the incidence of disease, including vaccines, and new small molecule or other classes of therapeutic agents. Developments by others may render our product candidates or technologies obsolete or non-competitive.

     There are many companies, both publicly and privately held, including well-known pharmaceutical companies, as well as academic and other research institutions, engaged in developing products for human therapeutic applications. We are aware that Canji, Inc., a subsidiary of Schering-Plough Corporation, is currently conducting clinical trials with p53-related gene therapy products. Various small molecule drug and anti-sense approaches are being investigated by other companies in earlier stages of research and development. We are also aware that Onyx Pharmaceuticals, Inc. has conducted clinical studies of an adenovirus-based therapy for head and neck cancer. We also compete with universities and other research institutions in the development of products, technologies and processes. In many instances, we compete with other commercial entities in acquiring products or technologies from universities and other research institutions.

     We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

HUMAN RESOURCES

     As of December 31, 2001, we had approximately 77 employees and contracted personnel engaged in research and development, regulatory affairs, clinical affairs, manufacturing and quality, finance, and corporate development activities. Our employees include 13 holders of a Ph.D. or M.D. degree. Many of our employees have extensive experience in the pharmaceutical and biotechnology industries.

     In addition to our full-time staff, we provide financial support through sponsored research agreements for numerous research scientists and technicians at M.D. Anderson Cancer Center and other institutions who serve as investigators for Introgen on clinical and pre-clinical research projects. We have also entered into part-time consulting arrangements with several M.D. Anderson Cancer Center scientists and clinicians.

     Our sponsored research projects with M.D. Anderson Cancer Center involve investigators in a wide range of specialties, including thoracic and cardiovascular surgery, neurology, gynecology, urology and gastrointestinal medicine. The human resources devoted to development of our technology and products are further augmented by our collaborators at the numerous other institutions where sponsored research work is performed.

SCIENTIFIC ADVISORY BOARD

     We receive guidance on a broad range of scientific, clinical and technical issues from our Scientific Advisory Board. Members of our Scientific Advisory Board are recognized experts in their respective fields of research and clinical medicine related to molecular oncology. The members of the Scientific Advisory Board are:

     Jack A. Roth, M.D., Chairman of the Scientific Advisory Board, is Chairman of the Department of Thoracic and Cardiovascular Surgery at M.D. Anderson Cancer Center. Dr. Roth was one of our founders and is our Chief Medical Advisor. Dr. Roth is a widely-recognized pioneer in the application of gene therapy to the treatment of cancer. He is the primary inventor of the technology upon which our gene therapy products are based. He received his M.D. from The Johns Hopkins University School of Medicine.

     Carol L. Prives, Ph.D., is a professor of biology at Columbia University. She is the Chair of the NIH Experimental Virology Study Section, a member of the NCI Intramural Scientific Advisory Board, and a member of the Advisory Board of the Dana-Farber Cancer Center in Boston. Dr. Prives is an editor of the Journal of Virology and serves on the editorial boards of three other prominent journals. She received her Ph.D. in biochemistry from McGill University.

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

     Michael J. Imperiale, Ph.D., is the Director of Cancer Biology Training Programs at the University of Michigan Cancer Center and holds a concurrent position in the Department of Microbiology and Immunology at the University of Michigan. Dr. Imperiale earned his Ph.D. degree in biological sciences from Columbia University and received postdoctoral training at the Rockefeller University Laboratory of Molecular Cell Biology, where he studied the regulation of early adenovirus gene expression.

ITEM 2.  PROPERTIES

     We lease from TMX Realty Corporation, our wholly-owned subsidiary, facilities in Houston, Texas, totaling approximately 42,000 square feet in two buildings. These buildings consist of a 12,000 square foot CGMP production facility designed to support an ADVEXIN gene therapy product launch, as well as support multiple vector manufacturing, and a 30,000 square foot building which contains our research and development laboratories and administrative offices. We sublease to M.D. Anderson Cancer Center approximately 10,000 square feet of space in our Houston research and development facility under an eight-year lease at prevailing market rates. Our corporate offices are located in Austin, Texas. We expect our current facilities to satisfy our requirements for at least the next four years.

     TMX Realty Corporation leases the land for these facilities from a third party. The buildings are financed under mortgage notes, and such buildings are pledged as collateral for the notes. Certain equipment in the buildings is financed under leases, and such equipment is pledged as collateral for the leases. See the discussion under "Liquidity and Capital Resources" in this Report for a summary of our obligations under these mortgage notes and leases.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved from time to time in legal proceedings relating to claims arising out of our operation in the ordinary course of business, including actions relating to intellectual property rights.

     On January 12, 2001, we received notice that we had been named as a defendant in a first amended complaint filed on January 11, 2001 by Canji, Inc. in an action entitled, Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District). Canji, Inc. filed the original complaint against the Sidney Kimmel Cancer Center, or SKCC, on March 24, 2000. On February 9, 2001, the action was removed to the United States District Court for the Southern District of California. On August 29, 2001, the case was remanded to California State Superior Court in San Diego County. The claims against us in Canji's first amended complaint arise out of SKCC's grant of an exclusive license to us to patent rights resulting from gene therapy technology developed by SKCC under a sponsored research agreement between SKCC and us. Canji contends that SKCC developed the technology using materials provided by Canji to SKCC under a Material Transfer Agreement, or MTA. Canji also contends that under the MTA, Canji had the right of first refusal to an exclusive license to any patent rights arising out of the technology developed by SKCC using these materials and that SKCC was prohibited from disclosing to us the results of any research using Canji's materials. Canji also alleges that we wrongfully obtained rights in intellectual property derived from SKCC's use of Canji's materials and that we knew of, or consciously disregarded, the existence of the MTA.

     In its answer, SKCC, who was a party to the MTA, stated that Canji's representations were false and made with the intent to defraud SKCC, and that SKCC would not have given its consent to the contract had it not been for Canji's fraudulent action. As relief against us, Canji seeks (1) a declaratory judgment that we are not entitled to the intellectual property rights conveyed by SKCC to us, and that instead, those rights belong to Canji, (2) the imposition of a constructive trust on the patent rights granted to us and (3) injunctive relief to restore Canji to the position that it was in prior to SKCC's grant of intellectual property rights to us. While Canji is not seeking an award of damages, it has requested reasonable attorney fees and costs. We believe that Canji's allegations are without merit and we intend to vigorously defend the action. The SKCC intellectual property is not material to our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 5, 2001, we held our Annual Meeting of Stockholders in Houston, Texas.

     We held an election of Class I directors with the following individuals being elected to our Board of Directors as Class I directors:

NAME                                                       VOTED FOR    VOTED AGAINST
----                                                       ----------   -------------
William H. Cunningham....................................  19,542,566      17,192
Elise T. Wang............................................  19,542,566      17,192

     The current Class II and Class III directors with terms continuing after the Annual Meeting of Stockholders are as follows:

     CONTINUING CLASS II DIRECTORS

     Mahendra G. Shah, Ph.D.
     Charles E. Long

     CONTINUING CLASS III DIRECTORS

     John N. Kapoor, Ph.D.
     David G. Nance

     The stockholders ratified the amendment to our Bylaws that increased the number of authorized directors from five to six and increased the number of Class II directors from one to two. There were 19,528,883 votes cast in favor of this ratification, 19,225 votes cast against this ratification and 11,650 abstentions.

     The stockholders approved the amendment of our Certificate of Incorporation to permit our Board of Directors to amend Section 3.2 of our Bylaws relating to the number and classes of directors. There were 14,661,826 votes cast in favor of this ratification, 4,886,382 votes cast against this ratification and 11,550 abstentions.

     The stockholders ratified the approval of our 2000 Stock Option Plan for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. There were 19,487,451 votes cast in favor of this ratification, 54,897 votes cast against this ratification and 17,410 abstentions.

     The stockholders ratified the appointment of Arthur Andersen LLP as our independent public accountants for the six-month period ending December 31, 2001, and the fiscal year ending December 31, 2002. There were 19,529,623 votes cast for the appointment, 7,325 votes cast against the appointment and 22,810 abstentions.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND EQUITYHOLDER INFORMATION

     Our common stock has been traded on the Nasdaq National Market under the symbol "INGN" since our initial public offering in October 2000. Prior to October 2000, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal Year Ended June 30, 2001:
  First Fiscal Quarter......................................     N/A     N/A
  Second Fiscal Quarter.....................................  $15.50   $5.25
  Third Fiscal Quarter......................................    8.25    3.31
  Fourth Fiscal Quarter.....................................    7.80    3.20
Transition Period Ended December 31, 2001:
  Quarter Ended September 30, 2001..........................  $ 5.50   $2.61
  Quarter Ended December 31, 2001...........................    6.74    3.24

     At December 31, 2001, there were 21,446,363 shares of our common stock issued and outstanding held by 234 stockholders of record. We estimate that there are approximately 3,740 beneficial stockholders.

DIVIDEND POLICY

     We have never declared or paid any dividends on our capital stock. We currently expect to retain all of our future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to a stock purchase agreement with Aventis executed on June 30, 2001, we issued 100,000 shares of Series A Non-Voting Convertible Preferred Stock to Aventis in exchange for $25.0 million, the payment for which was received on July 2, 2001. We relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration, as the sale was to a single accredited investor. Under the terms of the certificate of designations filed in connection with the sale, the Series A Non-Voting Convertible Preferred Stock is convertible into 2,343,721 shares of our common stock at any time upon either party's election. We expect to use the proceeds from this sale to conduct research and development, including clinical trials, advance our process development and manufacturing capabilities, initiate product marketing and commercialization programs, and for general corporate purposes, including working capital.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     We closed our initial public offering on October 17, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-30582), which was declared effective by the Securities and Exchange Commission on October 11, 2000. In the initial public offering, we sold an aggregate of 4,000,000 shares of common stock at $8.00 per share, with the underwriters' over-allotment option of 600,000 shares of common stock being exercised on October 18, 2000, at $8.00 per share. The sale of the shares of common stock generated aggregate net proceeds of approximately $32.2 million. We expect to continue to use the net proceeds from our initial public offering to conduct research and development, including clinical trials, advance our process development and manufacturing capabilities, initiate product marketing and commercialization programs, and for general corporate purposes, including working capital. Pending these uses, the net proceeds of the offering are invested in interest-bearing, investment-grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Our selected consolidated financial data presented below is derived from the consolidated financial statements of Introgen Therapeutics, Inc. and our subsidiaries, which appear in Part IV of this Report. Those consolidated financial statements, except for the financial statements as of December 31, 2000, and for the six months then ended, have been audited by Arthur Andersen LLP, independent public accountants. Their report on the consolidated financial statements as of June 30, 2000 and 2001 and for the years then ended, and as of December 31, 2001 and the six months then ended, appears in Part IV of this Report. The selected consolidated financial data as of and for the six-month period ended December 31, 2000, is unaudited. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                 YEAR ENDED JUNE 30,                         SIX MONTHS ENDED DECEMBER 31,
                           ---------------------------------------------------------------   -----------------------------
                              1997         1998         1999         2000         2001           2000            2001
                           ----------   ----------   ----------   ----------   -----------   -------------   -------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)                 (UNAUDITED)
STATEMENT OF OPERATIONS
  DATA:
Revenue from
  collaborations.........  $   12,052   $    8,606   $    6,714   $    6,204   $     3,016    $     3,016     $        --
                           ----------   ----------   ----------   ----------   -----------    -----------     -----------
Revenue from product
  sales to affiliate.....          --        2,505        1,475        2,087         1,500          1,500              --
Cost of product sales....          --        1,729          994        1,476         2,488         (2,488)             --
                           ----------   ----------   ----------   ----------   -----------    -----------     -----------
Gross margin on product
  sales..................          --          776          481          611          (988)          (988)             --
                           ----------   ----------   ----------   ----------   -----------    -----------     -----------
Other revenue............          --           --           --           97           684            391             298
Operating costs and
  expenses:
  Research and
    development..........      12,954       10,361        7,539       10,075        15,014          5,153          10,063
  General and
    administrative.......       2,635        1,825        2,977        4,701         4,875          2,040           3,526
                           ----------   ----------   ----------   ----------   -----------    -----------     -----------
  Total operating costs
    and expenses.........      15,589       12,186       10,516       14,776        19,889          7,193          13,589
                           ----------   ----------   ----------   ----------   -----------    -----------     -----------
Loss from operations.....      (3,537)      (2,804)      (3,321)      (7,864)      (17,177)        (4,774)        (13,291)
Interest income, net.....         421          789          675          140           381            403             445
Other income.............          --           --           --           --           354             --             518
                           ----------   ----------   ----------   ----------   -----------    -----------     -----------
Net loss.................  $   (3,116)  $   (2,015)  $   (2,646)  $   (7,724)  $   (16,442)   $    (4,371)    $   (12,328)
                           ==========   ==========   ==========   ==========   ===========    ===========     ===========
Basic and diluted net
  loss per share.........  $    (0.80)  $    (0.51)  $    (0.66)  $    (1.89)  $     (1.02)   $     (0.39)    $     (0.58)
                           ==========   ==========   ==========   ==========   ===========    ===========     ===========
Shares used in computing
  basic and diluted net
  loss per share.........   3,909,376    3,922,768    4,005,893    4,095,623    16,163,027     11,120,670      21,440,380
                           ==========   ==========   ==========   ==========   ===========    ===========     ===========

                                                 YEAR ENDED JUNE 30,                         SIX MONTHS ENDED DECEMBER 31,
                           ---------------------------------------------------------------   -----------------------------
                              1997         1998         1999         2000         2001           2000            2001
                           ----------   ----------   ----------   ----------   -----------   -------------   -------------
                                                   (IN THOUSANDS)                             (UNAUDITED)
BALANCE SHEET DATA:
Cash, cash equivalents,
  and short-term
  investments............  $    9,411   $   16,848   $   15,761   $   11,765   $    34,977    $    36,430     $    48,825
Working capital..........       7,780       15,944       14,226       10,263        54,296         33,694          43,175
Total assets.............       9,990       17,766       25,741       24,855        72,347         55,975          60,424
Long-term debt
  obligations, net of
  current portion........          --           --        3,388        8,021         9,798          9,199           9,037
Accumulated deficit......      (6,359)      (8,375)     (11,021)     (18,744)      (35,186)       (23,115)        (47,515)
Stockholders' equity.....       8,359       16,322       19,187       13,592        56,069         42,261          44,566

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

OVERVIEW

     We are a leading developer of gene therapy products for the treatment of cancer. Our drug discovery and development programs have resulted in innovative approaches by which physicians use genes to treat cancer and other diseases. Our lead product candidate, ADVEXIN(R) gene therapy (formerly known as INGN 201), combines the p53 gene, one of the most potent members of a group of naturally occurring genes, the tumor suppressor genes, that act to protect cells from becoming cancerous, with a gene delivery system that we have developed and extensively tested. We are conducting pivotal Phase III clinical studies of ADVEXIN gene therapy in head and neck cancer. Pivotal Phase III trials are typically the final phase required for FDA approval. We have completed a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various types of lung cancer. Phase II trials are efficacy studies. We are also conducting several Phase I clinical trials, or safety studies, of ADVEXIN gene therapy in additional cancer types, or indications. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN gene therapy, establishing a large safety database.

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

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities, primarily for ADVEXIN gene therapy and, to a lesser extent, for other product candidates. At December 31, 2001, we had an accumulated deficit of approximately $47.5 million. We anticipate that we will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. At December 31, 2001, we had cash, cash equivalents and short-term investments of $48.8 million. During the six months ended December 31, 2001, we used $10.4 million of cash for operating activities. This cash usage rate is expected to increase in future periods as we continue our ADVEXIN gene therapy Phase III clinical studies and expand our research and development of various other gene therapy technologies. Since our inception, our only significant revenues have been payments from Aventis under collaborative research and development agreements for our early-stage development work on ADVEXIN gene therapy and Aventis' purchases of ADVEXIN gene therapy product we manufactured for its use in later-stage clinical trials it previously performed. We have also earned interest income on cash placed in short-term investments. We may need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

COLLABORATIVE RELATIONSHIP WITH AVENTIS

     In October 1994, we entered into two collaboration agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc. to develop therapeutics based on p53 and on K-ras pathway inhibition. In December 1999, Rhone-Poulenc S.A., the ultimate parent company of Rhone-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties have combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhone-Poulenc Rorer to form Aventis Pharma, or Aventis. Rhone-Poulenc Rorer

Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Inc. Aventis Pharma, the parent company of Aventis Pharmaceuticals Inc., is a multi-billion dollar, global pharmaceutical company.

     In June 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired all marketing and commercialization rights with respect to those products. We assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products, and we are now fully responsible for all pre-clinical research and development and clinical trials for new gene therapy products. In connection with this restructuring and pursuant to a stock purchase agreement executed on June 30, 2001, Aventis purchased $25.0 million of non-voting preferred stock from us, the payment for which was received on July 2, 2001. During the quarter ended September 30, 2001, we made a one-time payment of $2.0 million to Aventis in consideration for internal costs it incurred in facilitating the transition of control and performance of these clinical trials from Aventis to us. As of December 31, 2001, we owed Aventis $1.2 million for external costs relating to payments Aventis made to third parties in facilitating the completion of the transition of these clinical trials from Aventis to us.

     In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to us all of its patents covering the manufacture, sale, offering for sale, importation or use of ADVEXIN gene therapy and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period of seven years, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes.

     We now have the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis agreed to transfer, and is in the process of transferring to us, all trademarks and goodwill associated with ADVEXIN gene therapy.

     Under the prior collaboration agreements, we generally received quarterly payments from Aventis for early-stage development activities in advance. We recorded these payments as revenue as we performed the collaboration work and incurred the related expenses. We recorded as deferred revenue collaborative research and development payments which we received but for which the related expenses had not yet been incurred. Under the restructured collaboration, Aventis will no longer fund any of our research and development.

     Through December 31, 2001, Aventis provided us with approximately $57.2 million in the form of funding for early-stage development programs and purchases of ADVEXIN gene therapy product for later-stage clinical development, and Aventis purchased $39.4 million of preferred stock from us. These purchases of preferred stock were made upon the achievement of the milestones contemplated in our stock purchase agreement with Aventis.

     Under the prior collaboration agreements, we manufactured and sold ADVEXIN gene therapy to Aventis for use in later-stage clinical trials under the terms of the collaboration agreements. We recorded revenue from these product sales upon completion of production and delivery and Aventis' acceptance of the product. From the inception of these agreements through December 31, 2001, we have recorded $7.5 million in revenues from these product sales. Under the restructured collaboration, we no longer sell ADVEXIN gene therapy to Aventis for use in clinical trials.

CRITICAL ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Short-Term Investments. Short-term investments consisted of investments in short-term, investment-grade securities, which consist primarily of federal and state government obligations, commercial paper and/or corporate bonds with various maturity dates not exceeding one year. All short-term investments have been classified as held-to-maturity and are carried at amortized cost. At any point in time, amortized costs may be greater or less than fair value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, Introgen could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

     Research and Development Costs. In conducting our pivotal Phase III clinical trials of ADVEXIN gene therapy, we procure services from numerous third-party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expenses in general. These vendors do not necessarily provide us billings for their services on a regular basis and, accordingly, are not a timely source of information to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on numerous factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor will render the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expenses and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates resulting in increases or decreases in the amount of expense recorded and the related accrual.

RESULTS OF OPERATIONS

COMPARISON OF SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

     Revenue from Collaborations. Collaborative research and development revenues from Aventis were zero for the six-month period ended December 31, 2001 and $3.0 million for the six-month period ended December 31, 2000. This decrease was due to the restructuring of our collaboration with Aventis, which resulted in our not receiving payments from Aventis subsequent to December 31, 2000, for early-stage research and development related to p53-based gene therapy products. As a result of the restructuring, we will not have any collaborative research and development revenues from Aventis in the future. Prior to this restructuring, we earned revenue for the early-stage research and development we performed under our collaboration agreements with Aventis.

     Revenue from Product Sales to Affiliate. Revenues from product sales to Aventis were zero for the six-month period ended December 31, 2001 and $1.5 million for the six-month period ended December 31, 2000. This decrease was due to the restructuring of our collaboration with Aventis, which resulted in no product sales subsequent to December 31, 2000. The restructuring eliminated our product sales to Aventis since we are using the product internally for the future development of ADVEXIN gene therapy. As a result of the restructuring, we will not have any revenues from product sales to Aventis in the future. Furthermore, we do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

     Other Revenue. Other revenue was $298,000 for the six-month period ended December 31, 2001 and $391,000 for the six-month period ended December 31, 2000. This decrease was due to a decline in amounts earned under research grants from U.S. Government agencies and contract manufacturing work for third parties.

COSTS AND EXPENSES

     Cost of Product Sales. Cost of product sales was zero for the six-month period ended December 31, 2001 and $2.5 million for the six-month period ended December 31, 2000. This decrease was due to the restructuring of our collaboration with Aventis, which resulted in no product sales subsequent to December 31, 2000, thereby eliminating our cost of product sales.

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $229,000 in 2001 and $209,000 in 2000, were $9.8 million for the six-month period ended December 31, 2001, and $4.9 million for the six-month period ended December 31, 2000. The 100% increase in 2001 compared to 2000 was primarily due to our assumption of responsibility for conducting, managing and funding the Phase II and Phase III clinical trials activities for ADVEXIN gene therapy, our lead product candidate, under the terms of the restructuring of our collaboration with Aventis.

     General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation of $570,000 in 2001 and $537,000 in 2000, were $3.0 million in 2001 and $1.5 million in 2000. The 100% increase in 2001 was due primarily to the additional, ongoing costs associated with operating as a public company, subsequent to our initial public offering in October 2000, and the cost of providing administrative support for our conduct and management of the Phase II and Phase III clinical trials activities for ADVEXIN gene therapy, our lead product candidate, the responsibility for which we assumed under the terms of the restructuring of our collaboration with Aventis.

     Amortization of Deferred Compensation. Amortization of deferred stock compensation was $799,000 in 2001 and $746,000 in 2000. The 7% increase in 2001 was due primarily to deferred compensation arising from the issuance to an officer in April 2001 of an option to purchase shares of the Company's common stock. For options currently outstanding, we expect to record amortization expense for deferred compensation of $1.4 million during 2002, $1.1 million during 2003 and $21,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or may increase if additional options are issued at prices below the deemed fair value of the common stock.

     Interest Income and Interest Expense. Interest income was $912,000 for the six-month period ended December 31, 2001 and $783,000 for the six-month period ended December 31, 2000. The 16% increase was primarily due to higher average cash and investment balances in 2001 on which interest was earned as a result of our initial public offering in October 2000. Interest expense was $467,000 for the six-month period ended December 31, 2001 and $380,000 for the six-month period ended December 31, 2000. The 23% increase in 2001 was primarily due to higher balances under notes payable in 2001 compared to 2000 as a result of borrowings to finance tenant improvements to our facility related to our sublease of space to M.D. Anderson Cancer Center.

     Other Income. Other income was $518,000 for the six-month period ended December 31, 2001 compared to zero for the six-month period ended December 31, 2000 due to 2001 being the first year in which we earned rental income related to our sublease of research laboratories in our facilities to M.D. Anderson Cancer Center.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

REVENUES

     Revenue from Collaborations. Collaborative research and development revenues from Aventis were $3.0 million in 2001, $6.2 million in 2000 and $6.7 million in 1999. The 51% decrease in 2001 compared to 2000 was primarily due to the restructuring of our collaboration with Aventis, which resulted in our not receiving payments from Aventis subsequent to December 31, 2000, for early-stage research and development related to p53-based gene therapy products. As a result of the restructuring, we will not have any collaborative research and development revenues from Aventis in the future. Prior to this restructuring, we earned revenue for the early-stage research and development we performed under our collaboration agreements with Aventis. The 7.6% decrease in 2000 compared to 1999 was due primarily to a decrease in early-stage development program funding in 2000 under the Aventis collaboration that was in effect at that time as ADVEXIN gene therapy continued to progress from early-stage development activities we performed to later-stage clinical development activities performed at that time by Aventis.

     Revenue from Product Sales to Affiliate. Revenues from product sales to Aventis were $1.5 million in 2001, compared to $2.2 in 2000 and $1.5 million in 1999. The 31% decrease in 2001 compared to 2000 occurred because there were no product sales subsequent to December 31, 2000, due to the restructuring of our collaboration with Aventis. The restructuring eliminated our need to sell product to Aventis since we are using the product internally for the future development of ADVEXIN gene therapy. As a result of the restructuring, we will not have any revenues from product sales to Aventis in the future. The 48% increase in 2000 compared to 1999 was primarily due to increased sales of ADVEXIN gene therapy product to Aventis for their use in later-stage clinical trials they were performing at that time prior to the restructuring of our collaboration agreement with them.

     Other Revenue. Other revenue was $684,000 in 2001, compared to zero in 2000 and 1999. This increase was due to funding received under research grants from U.S. Government agencies and contract manufacturing work for third parties.

COSTS AND EXPENSES

     Cost of Product Sales. Cost of product sales was $2.5 million in 2001, compared to $1.5 million in 2000 and $994,000 in 1999. The 67% increase in 2001 was due to a reduction in the number of batches of clinical material in production during the quarter ended December 31, 2000, which resulted in an increase in the amount of the costs of our manufacturing operations that were expensed as incurred instead of capitalized as part of inventory. This situation did not continue subsequent to December 31, 2000, due to the restructuring of the Aventis collaboration that ended sales of clinical materials to Aventis, thereby eliminating our cost of product sales. The 49% increase between 2000 and 1999 reflects costs associated with our increased sales of ADVEXIN gene therapy product to Aventis for their use in later-stage clinical trials they were performing at that time prior to the restructuring of our collaboration agreement with them.

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $442,000 in 2001 and zero in 2000 and 1999, were $14.6 million in 2001, compared to $10.1 million in 2000 and $7.5 million in 1999. The 45% increase in 2001 compared to 2000 was primarily due to
(1) increased activity related to the development of INGN 241 and (2) expenses associated with the restructuring of the Aventis collaboration, including (a) $826,000 related to the write-off of accounts receivable, inventory and deferred revenue, (b) $2.2 million related to the assumption of responsibility for Phase II and III clinical trials for ADVEXIN gene therapy and (c) no costs being capitalized as inventory subsequent to December 31, 2000, as a result of the Aventis collaboration restructuring, which eliminated future inventory sales to Aventis. These increases were offset by a decreased level of early-stage research and development performed by us prior to the restructuring of the Aventis agreement relative to products based on the p53 gene, as such products had evolved into later-stage development, which Aventis performed at that time prior to restructuring of that collaboration. The 34% increase between 2000 and 1999 was due to the increase in research and development activities for our pipeline of gene therapy product candidates. Under our restructured collaboration with Aventis, we assumed responsibility for the worldwide development of all p53 products. As a result, we expect our research and development expenses to increase in the future. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives, and we expect these expenses to continue to increase in the future.

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

     Amortization of Deferred Compensation. Amortization of deferred stock compensation was $1.6 million in 2001, $2.1 million in 2000 and $387,000 in 1999. The 23% decrease between 2001 and 2000 was due primarily to 2000 including a one-time compensation charge related to the accelerated vesting of options held by a member of our Board of Directors concurrent with the individual's resignation from our Board. The increase between 2000 and 1999 was due to pre-initial public offering fiscal 2000 grants of additional options to purchase our common stock at exercise prices below the deemed fair value of the common stock. For options currently outstanding, we expect to record amortization expense for deferred compensation of $1.6 million during fiscal 2002, $1.3 million during fiscal 2003, $428,000 during fiscal 2004 and $4,100 during fiscal 2005. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or may increase if additional options are issued at prices below the deemed fair value of the common stock.

     Interest Income and Interest Expense. Interest income was $1.2 million in 2001, $722,000 in 2000 and $681,000 in 1999. The 70% increase in 2001 compared to 2000 was primarily due to higher average cash and investment balances in 2001 on which interest was earned as a result of our initial public offering in October 2000. The 6% increase in 2000 compared to 1999 was primarily due to interest rate fluctuations between years. Interest expense was $849,000 in 2001, $582,000 in 2000 and $5,000 in 1999. The 46% increase in 2001 compared to 2000 was primarily due to balances under notes payable to finance our new facilities and equipment being outstanding for all of 2001 as compared to being outstanding for only a portion of 2000. The increase between 2000 and 1999 was primarily due to there being substantially no debt outstanding during 1999 as compared to there being debt outstanding related to our new facilities during a portion of 2000.

     Other Income. Other income was $354,000 in 2001 compared to zero in 2000 and 1999 due to 2001 being the first year in which we earned rental income related to our sublease to M.D. Anderson Cancer Center of research laboratories in our facilities.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred annual operating losses since our inception, and at December 31, 2001, we had an accumulated deficit of $47.5 million. Since inception through December 31, 2001, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $14.6 million of private equity sales, net of offering costs, to others, $7.5 million of sales of ADVEXIN gene therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $5.1 million from interest income earned on cash and short- and long-term investments.

     From our inception through December 31, 2001, we have acquired facilities in the aggregate amount of $11.6 million and capital equipment in the aggregate amount of $5.3 million through a combination of cash purchases and financings under notes payable and lease arrangements. We have debt obligations under notes payable and capital leases totaling approximately $10.5 million at December 31, 2001. These notes payable and capital leases finance the facilities we occupy, tenant improvements for laboratory space we sublease to M.D. Anderson Cancer Center and a significant portion of the equipment we use, all of which are pledged as collateral for this debt. We make monthly principal and interest payments on this debt. Our buildings and a portion of the related debt are owned and held by TMX Realty Corporation, our wholly-owned subsidiary.

     At December 31, 2001, we had cash, cash equivalents and short-term investments of $48.8 million. During the six months ended December 31, 2001, we used $10.4 million of cash for operating activities. For at least the next two years, our primary activity will be conducting Phase III clinical studies, conducting data analysis, preparing regulatory documentation including FDA submissions and conducting pre-marketing activities for ADVEXIN gene therapy. We will also continue to expand our research and development of various other gene therapy technologies. Most of our expenditures over this period will relate to the clinical studies of ADVEXIN gene therapy. We expect these activities will increase, perhaps significantly, the rate at which we use cash in the future as compared to the cash we used for operating activities during the six months ended December 31, 2001. We believe our existing working capital can fund our operations for approximately the next two years, although unforeseen events related to our clinical trials and research and development activities could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. We may need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     During the six months ended December 31, 2001, we purchased $127,000 of property and equipment. While we have no obligations at this time to purchase significant larger amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash, cash equivalents and short-term investments available to fund operating activities.

     We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate payments due under these obligations are as follows:

TOTAL DEBT SERVICE AND LEASE PAYMENTS DUE DURING THE YEAR
  ENDING DECEMBER 31:
  2002......................................................   $ 2,292,602
  2003......................................................     2,218,278
  2004......................................................     1,440,121
  2005......................................................     1,312,536
  2006......................................................       860,280
Thereafter..................................................     9,670,332
                                                               -----------
Total debt service and lease payments.......................    17,794,149
  Less portion representing interest........................    (7,271,185)
                                                               -----------
  Total principal balance at December 31, 2001..............   $10,522,964
                                                               ===========
PRINCIPAL BALANCE PRESENTED ON THE DECEMBER 31, 2001 BALANCE
  SHEET AS LIABILITIES IN THESE CATEGORIES:
  Current portion of obligations under capital leases and
     notes payable..........................................   $ 1,486,376
  Capital lease obligations, net of current portion.........       957,467
  Notes payable, net of current portion.....................     8,079,121
                                                               -----------
  Total principal balance at December 31, 2001..............   $10,522,964
                                                               ===========

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with generally accepted accounting principals. We make total annual rent payments of $136,188 under this lease which will continue until the expiration of the initial term of this lease in September 2026. We have other operating leases expiring in 2002 with significantly smaller rent payments that we also account for as operating leases. Future annual rental payments due under all operating leases are as follows:

YEAR ENDING DECEMBER 31,
  2002......................................................   $   198,230
  2003......................................................       136,188
  2004......................................................       136,188
  2005......................................................       136,188
  2006......................................................       136,188
  Thereafter................................................     2,689,713
                                                               -----------
Total minimum lease payments under operating leases.........   $ 3,432,695
                                                               ===========

     In the normal course of business, we enter into various long-term agreements with vendors to provide services to us. Some of these agreements require up-front payment prior to services being rendered, some require periodic monthly payments and some provide for the vendor to bill us for their services as they are rendered. In substantially all cases, we may cancel these agreements at any time with minimal or no penalty and pay the vendor only for services actually rendered. Regardless of the timing of the payments under these agreements, we record the expenses incurred in the periods in which the services are rendered.

     We pay consulting fees of approximately $175,000 per annum to a company owned by the Chairman of our Board of Directors and which formerly employed one of our directors. We are obligated to continue paying this fee until we terminate the services of that company at our option.

     We have a consulting agreement with an individual primarily responsible for the creation of one of our technologies, who is also a stockholder of Introgen. This agreement provides for payments of $165,000 per annum until September 30, 2002, $181,500 per annum from October 1, 2002 through September 30, 2003, and $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year's advance notice. Had we terminated this agreement as of December 31, 2001, we would have been obligated to make final payments to this individual totaling $169,125.

COMPARISON OF SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

     At December 31, 2001, we had cash and short-term investments of approximately $48.8 million, compared with $36.4 million at December 31, 2000. Net cash used by operating activities was $10.4 million and $1.7 million for the six-month period ended December 31, 2001 and the six-month period ended December 31, 2000, respectively. The increase in cash used by operating activities between 2001 and 2000 was primarily due to a higher net loss from operations and payment of accrued liabilities, offset partially by a smaller increase in accounts receivable and the absence of a decrease in inventory during 2001 as compared to 2000. The payment of accrued liabilities was higher due to the increased level of activity associates with our Phase III clinical trials of ADVEXIN gene therapy. The smaller increase in accounts receivable and the absence of the decrease in inventory was due to the elimination of sales of ADVEXIN gene therapy to Aventis as a result of the restructuring of our collaboration with them.

     Net cash provided by investing activities was $9.2 million for the six-month period ended December 31, 2001, and net cash used in investing activities was $30.0 million for the six-month period ended December 31, 2000. During the six-month period ended December 31, 2000, we invested a portion of our cash in short-term investments with maturities in excess of 90 days. During the six-month period ended December 31, 2001, we modified our investment policy and concentrated our investing activities in instruments with maturities shorter than 90 days. This change in policy resulted in a decrease in cash used by investing activities. We also purchased less property and equipment in the 2001 period compared to the 2000 period since the 2000 period included our activities related to the finish-out of a portion of our facilities for lease to M.D. Anderson Cancer Center.

     Net cash provided by financing activities was $24.3 million for the six-month period ended December 31, 2001 and $34.6 million for the six-month period ended December 31, 2000. The decline in 2001 compared to 2000 was primarily due to the proceeds from our initial public offering of common stock in October 2000 being greater than the proceeds from our sale of preferred stock to Aventis in July 2001, and a decline in the amount of new notes payable in 2001 compared to 2000 due to the leasehold improvements related to our sublease of space to M.D. Anderson Cancer Center being completed and all financing related thereto in place in early 2001. At December 31, 2001, we had $8.8 million outstanding under notes payable for our facilities and $1.8 million outstanding under capital leases to finance the purchase of equipment.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

     At June 30, 2001, we had cash and short-term investments of approximately $35.0 million, compared with $11.8 million at June 30, 2000. Net cash used by operating activities was $8.8 million, $5.6 million and $2.0 million for the years ended June 30, 2001, 2000 and 1999, respectively. The increase in cash used by operating activities between 2001 and 2000 was primarily due to a higher net loss from operations and a decrease in deferred revenue, offset partially by an increase in accrued liabilities. Deferred revenue decreased as a result of no longer receiving collaborative research revenue from Aventis as a result of the restructuring of our collaboration agreement with them. The increase in accrued liabilities arose from our assumption of responsibility for the Phase III clinical trials for ADVEXIN gene therapy under that collaboration restructuring. The increase in 2000 compared to 1999 was primarily due to higher net loss from operations, and a decrease in accounts payable, offset partially by an increase in deferred revenue and non-cash depreciation and stock option compensation. Accounts payable decreased due to normal variations in the timing of payment of operating expenses. Deferred revenue increased due to a higher level of ADVEXIN gene therapy in production for sale to Aventis in 2000 compared to 1999. Non-cash depreciation increased due to our existing facilities being in full use in 2000 versus under construction in 1999. Non-cash stock option compensation increased due to a grant of options to purchase our common stock to all employees in February 2000.

     Net cash provided by investing activities was $14.4 million for the year ended June 30, 2001, and $2.6 million for the year ended June 30, 2000, and net cash used in investing activities was $5.4 million for the year ended June 30, 1999. The change in 2001 compared to 2000 is primarily due to a higher level of purchases of short-term investments due to the availability of funds from our initial public offering in October 2000. The change in 2000 compared to 1999 is primarily due to a reduction in property and equipment additions during 2000 as a result of the completion of our existing facilities in September 1999.

     Net cash provided by financing activities was $35.5 million, $2.6 million and $8.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. The increase in 2001 compared to 2000 was primarily due to the receipt of proceeds from our initial public offering of common stock in October 2000 offset by a decline in the amount of new notes payable and capital lease borrowings since our new facilities and related equipment were complete, outfitted and initially financed in 2000. The decrease in 2000 compared to 1999 was primarily due to the sale of Series B preferred stock in 1999. At June 30, 2001, we had $9.1 million outstanding under notes payable for our facilities and $2.1 million outstanding under capital leases to finance the purchase of equipment.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended June 30, 2000 and 2001 and the six-month period ended December 31, 2001. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                                                             QUARTER ENDED
                                 ----------------------------------------------------------------------
                                 SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,    SEPT. 30,    DEC. 31,
                                   1999        1999        2000        2000        2000         2000
                                 ---------   ---------   ---------   ---------   ---------   ----------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue from collaborations....  $   1,379   $   2,537   $  1,298    $     990   $   1,506   $    1,509
                                 ---------   ---------   ---------   ---------   ---------   ----------
Revenue from product sales to
 affiliate.....................      1,289         432         12          354          --        1,500
Cost of product sales..........        865         288         --          323         116        2,372
                                 ---------   ---------   ---------   ---------   ---------   ----------
Gross margin on product
 sales.........................        424         144         12           31        (116)        (872)
                                 ---------   ---------   ---------   ---------   ---------   ----------
Other revenue..................         --          65         --           32         138          253
Operating costs and expenses
Research and development.......      1,617       4,487      2,306        1,665       2,333        2,821
General and administrative.....        853       1,546      1,292        1,010       1,111          929
                                 ---------   ---------   ---------   ---------   ---------   ----------
Loss from operations...........       (667)     (3,287)    (2,288)      (1,622)     (1,914)      (2,860)
Interest income (expense),
 net...........................        173          36        (34)         (34)        (28)         431
Other income...................         --          --         --           --          --           --
                                 ---------   ---------   ---------   ---------   ---------   ----------
Net loss.......................  $    (493)  $  (3,253)  $ (2,322)   $  (1,656)  $  (1,943)  $   (2,429)
                                 =========   =========   =========   =========   =========   ==========
Basic and diluted net loss per
 share.........................  $   (0.12)  $   (0.82)  $  (0.57)   $   (0.41)  $   (0.47)  $    (0.13)
                                 =========   =========   =========   =========   =========   ==========
Shares used in computing basic
 and diluted net loss per
 share.........................  3,955,423   3,972,630   4,060,586   4,060,586   4,165,985   18,092,257
                                 =========   =========   =========   =========   =========   ==========

                                                   QUARTER ENDED
                                 -------------------------------------------------
                                 MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                                    2001         2001         2001         2001
                                 ----------   ----------   ----------   ----------
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue from collaborations....  $       --   $       --   $       --   $       --
                                 ----------   ----------   ----------   ----------
Revenue from product sales to
 affiliate.....................          --           --           --           --
Cost of product sales..........          --           --           --           --
                                 ----------   ----------   ----------   ----------
Gross margin on product
 sales.........................          --           --           --           --
                                 ----------   ----------   ----------   ----------
Other revenue..................          24          269           15          283
Operating costs and expenses
Research and development.......       3,784        6,077        5,045        5,018
General and administrative.....       1,204        1,631        1,685        1,841
                                 ----------   ----------   ----------   ----------
Loss from operations...........      (4,964)      (7,439)      (6,715)      (6,576)
Interest income (expense),
 net...........................        (116)          95          375           70
Other income...................         162          191          237          281
                                 ----------   ----------   ----------   ----------
Net loss.......................  $   (4,918)  $   (7,153)  $   (6,103)  $   (6,225)
                                 ==========   ==========   ==========   ==========
Basic and diluted net loss per
 share.........................  $    (0.23)  $    (0.34)  $    (0.28)  $    (0.29)
                                 ==========   ==========   ==========   ==========
Shares used in computing basic
 and diluted net loss per
 share.........................  21,268,187   21,335,576   21,435,044   21,445,212
                                 ==========   ==========   ==========   ==========

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

     We are conducting Phase III clinical trials of our lead product candidate, ADVEXIN(R) gene therapy (formerly known as INGN 201), for the treatment of head and neck cancer, and are conducting six Phase I clinical trials of ADVEXIN gene therapy for other cancer indications. We are conducting a Phase I clinical trial of INGN 241, our product candidate based on the mda-7 gene. We do not have significant clinical trial experience with other product candidates. Current or future clinical trials may demonstrate that ADVEXIN gene therapy, INGN 241 and our other product candidates are neither safe nor effective.

     Any delays or difficulties we encounter in our clinical trials, in particular the Phase III clinical trials of ADVEXIN gene therapy for the treatment of head and neck cancer, may delay or preclude regulatory approval. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN gene therapy or any other product candidates. In addition, we or the FDA might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:

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

  WE MAY ENCOUNTER FAILURES OR DELAYS IN PERFORMING CLINICAL TRIALS FOR INGN 241 AND OUR OTHER NON-ADVEXIN GENE THERAPY PRODUCT CANDIDATES, WHICH WOULD INCREASE OUR PRODUCT DEVELOPMENT COSTS.

     While we are conducting a Phase I clinical trial with INGN 241, a product candidate based on the mda-7 gene, our most significant clinical trial activity and experience has been with ADVEXIN gene therapy. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other non-ADVEXIN gene therapy and non-INGN 241 product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated later. Moreover, not all product candidates in pre-clinical testing or early-stage clinical trials will receive timely, if any, regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, the increased development costs will negatively affect our financial results, and these delays could delay our commercialization efforts.

  WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

     We have generated operating losses since we began operations in June 1993. As of December 31, 2001, we had an accumulated deficit of approximately $47.5 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue. Presently, we earn minimal revenue from contract manufacturing activities and grants. In the past, we earned revenue from Aventis under collaborative agreements for research and development and sales of ADVEXIN gene therapy for use in its clinical trials, neither of which revenues we will receive in the future under our restructured agreements with Aventis. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

  IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE AND FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAM AND COMPLETE OUR CLINICAL TRIALS.

     Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next two years with our current working capital, resulting primarily from the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in July 2001, income from contract manufacturing and research grants, debt financing of equipment acquisitions and interest on invested funds. We may need to raise additional capital sooner, however, due to a number of factors, including:

     - an acceleration of the number, size or complexity of our clinical trials;

     - slower than expected progress in developing ADVEXIN gene therapy, INGN 241 or other product candidates;

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

  AS A RESULT OF THE RESTRUCTURING OF OUR COLLABORATIVE RELATIONSHIP WITH AVENTIS, OUR PRODUCT DEVELOPMENT MAY BE DELAYED.

     In the past, we relied to a significant extent on Aventis to fund and support the development of products based on the p53 and K-ras genes, including ADVEXIN gene therapy. In July 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53 and K-ras products. Our development and commercialization efforts for these products could be delayed if we are unable to commit the necessary resources to fund the development of the p53 and K-ras programs.

     Historically, Aventis agreed on an annual basis whether, and to what extent, it would continue to fund our early-stage development in North America of products based on the p53 or K-ras genes, which includes pre-clinical research and development and Phase I clinical trials. Since we assumed responsibility for the development of all p53 and K-ras products under the terms of the restructuring, if we decide to continue this development, we would have to fund this development ourselves or obtain funding from other sources. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

     Under the terms of the prior collaboration agreements with Aventis, once we had completed Phase I clinical trials of a product candidate based on the p53 and K-ras genes, Aventis could have elected to pursue later-stage clinical development of that product candidate, which includes conducting Phase II and Phase III clinical trials, commercializing the product, making all further submissions to existing IND, applications and preparing all product license applications. However, under the terms of the restructuring, we are responsible for later-stage clinical development. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort could be delayed.

  IF WE CANNOT MAINTAIN OUR OTHER CORPORATE AND ACADEMIC ARRANGEMENTS AND ENTER INTO NEW ARRANGEMENTS, PRODUCT DEVELOPMENT COULD BE DELAYED.

     Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M.D. Anderson Cancer Center, ICRT, the National Cancer Institute and Corixa Corporation. Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

  IF WE ARE NOT ABLE TO CREATE EFFECTIVE COLLABORATIVE MARKETING RELATIONSHIPS, WE MAY BE UNABLE TO MARKET ADVEXIN GENE THERAPY SUCCESSFULLY OR IN A COST-EFFECTIVE MANNER.

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

     Our ability to develop and protect a competitive position based on our biotechnological innovations, innovations involving genes, gene therapy, viruses for delivering the genes to cells, formulations, gene therapy delivery systems that do not involve viruses, and the like, is particularly uncertain. Due to the unpredictability of the biotechnological sciences, the PTO, as well as patent offices in other jurisdictions, has often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection against competitive challenges. Similarly, courts have invalidated or significantly narrowed many key patents in the biotechnology industry. Thus, even if we are able to obtain patents that cover commercially significant innovations, our patents may not be upheld or our patents may be substantially narrowed.

     Through our exclusive license from The University of Texas System for technology developed at M.D. Anderson Cancer Center, we are currently seeking patent protection for adenoviral p53, including ADVEXIN gene therapy, and its use in cancer therapy. Further, in February 2001, we were issued a United States patent for our adenovirus production technology. We also control, through licensing arrangements, two issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, and one issued United States patent covering the use of adenoviral p53 in cancer therapy. Our competitors may challenge the validity of one or more of our combination therapy, our adenoviral process technology or our adenoviral p53 therapy patents in the courts or through an administrative procedure known as an interference. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage.

     The PTO has notified us that one of our patent applications, which involves the use of retrovirus, not adenovirus (which retroviral technologies do not relate to any of our current product candidates) has been allowed, but that its issuance is being suspended for the possible institution of interference proceedings. An interference proceeding is instituted by the PTO to determine, as between two or more parties claiming the same patentable invention, which party has the right to the patent. If any of these or other patent applications become involved in an interference proceeding, there is a likelihood that it will take many years to resolve. Resolution of any such interference will require that we expend time, effort and money. Only the application directed to the adenoviral p53 technology is relevant to our current potential products. If an interference is declared with respect to the adenoviral p53 application, and if the opponent ultimately prevails in the interference, the opponent will have a patent that could cover our potential ADVEXIN gene therapy product or its clinical use. The patent application that is currently involved in an ongoing interference proceeding does not relate to any of our product candidates. While the resolution of this interference will require that we expend time, effort and money, its outcome is not expected to affect any of our current commercialization efforts.

  THIRD-PARTY CLAIMS OF INFRINGEMENT OF INTELLECTUAL PROPERTY COULD REQUIRE US TO SPEND TIME AND MONEY TO ADDRESS THE CLAIMS AND COULD LIMIT OUR INTELLECTUAL PROPERTY RIGHTS.

     The biotechnology and pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We are aware of a number of issued patents and patent applications that relate to gene therapy, the treatment of cancer and the use of the p53 and other tumor suppressor genes. Schering-Plough Corporation, including its subsidiary Canji, Inc., controls various United States patent applications and a European patent and applications, some of which are directed to therapy using the p53 gene, and others to adenoviruses that contain the p53 gene, or adenoviral p53, and to methods for carrying out therapy using adenoviral p53. In addition, Canji controls an issued United States patent and its international counterparts, including a European patent, involving a method of treating mammalian cancer cells lacking normal p53 protein by introducing a p53 gene into the cancer cell.

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

  COMPETITION AND TECHNOLOGICAL CHANGE MAY MAKE OUR PRODUCT CANDIDATES AND TECHNOLOGIES LESS ATTRACTIVE OR OBSOLETE.

     We compete with pharmaceutical and biotechnology companies, including Canji and Onyx Pharmaceuticals, Inc., which are pursuing other forms of treatment for the diseases ADVEXIN gene therapy and our other product candidates target. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions which may prevent or limit our product commercialization efforts.

     Some of our competitors are established companies with greater financial and other resources than we have. Other companies may succeed in developing products earlier than we do, obtaining FDA approval for products more rapidly than we do or developing products that are more effective than our product candidates. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or non-competitive or result in treatments or cures superior to any therapy developed by us.

  EVEN IF WE RECEIVE REGULATORY APPROVAL TO MARKET ADVEXIN GENE THERAPY, INGN 241 OR OTHER PRODUCT CANDIDATES, WE MAY NOT BE ABLE TO COMMERCIALIZE THEM PROFITABLY.

     Our profitability will depend on the market's acceptance of ADVEXIN gene therapy, INGN 241 and our other product candidates. The commercial success of our product candidates will depend on whether:

     - they are more effective than alternative treatments;

     - their side effects are acceptable to patients and doctors;

     - we produce and sell them at a profit; and

     - we market ADVEXIN gene therapy, INGN 241 and other product candidates effectively.

  IF WE ARE UNABLE TO MANUFACTURE OUR PRODUCTS IN SUFFICIENT QUANTITIES OR OBTAIN REGULATORY APPROVALS FOR OUR MANUFACTURING FACILITY, OR IF OUR MANUFACTURING PROCESS IS FOUND TO INFRINGE A VALID PATENTED PROCESS OF ANOTHER COMPANY, THEN WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS AND LOSE POTENTIAL REVENUES.

     The completion of our clinical trials and commercialization of our product candidates requires access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We use a manufacturing facility in Houston, Texas, which we constructed and own, to manufacture ADVEXIN gene therapy for our currently planned clinical trials and eventually for the initial commercial launch of ADVEXIN gene therapy. We manufacture INGN 241 and other product candidates in a separate, leased facility. We have no experience manufacturing ADVEXIN gene therapy, INGN 241 or any other product candidates in the volumes that will be necessary to support commercial sales. If we are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third-party manufacturers to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms. There are very few contract manufacturers who currently have the capability to produce ADVEXIN gene therapy, INGN 241 or our other product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.

     Before we can begin commercially manufacturing ADVEXIN gene therapy, INGN 241 or any other product candidate, we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our product candidates for clinical and commercial purposes must comply with the FDA's current Good Manufacturing Practices requirements, commonly known as CGMP, and foreign regulatory requirements. The CGMP requirements govern quality control and documentation policies and procedures. In complying with CGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. We must also pass a pre-approval inspection prior to FDA approval.

     Our manufacturing facilities have not yet been subject to an FDA or other regulatory inspection. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN gene therapy or any other product candidates would be significantly hampered. This, in turn, could result in delays in our pre-clinical testing, clinical trials or commercialization efforts.

     Canji, Inc. controls a United States patent and corresponding international applications, including a European counterpart, relating to the purification of viral or adenoviral compositions. While we believe that our manufacturing process does not infringe upon this patent, Canji could still assert a claim against us. We may also become subject to infringement claims or litigation if our manufacturing process infringes upon other patents of our competitors. The defense and prosecution of intellectual property suits and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain.

  WE RELY ON ONLY ONE SUPPLIER FOR SOME OF OUR MANUFACTURING MATERIALS. ANY PROBLEMS EXPERIENCED BY ANY SUCH SUPPLIER COULD NEGATIVELY AFFECT OUR OPERATIONS.

     We rely on third-party suppliers for some of the materials used in the manufacturing of ADVEXIN gene therapy, INGN 241 and our other product candidates. Some of these materials are available from only one supplier or vendor. Any significant problem that one of our sole source suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations, which could negatively affect our operations.

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

     - results of our pre-clinical and clinical trials;

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

  ANY ACQUISITION WE MIGHT MAKE MAY BE COSTLY AND DIFFICULT TO INTEGRATE, MAY DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE.

     As part of our business strategy, we may acquire assets or businesses principally relating to or complementary to our current operations, and we have in the past evaluated and discussed such opportunities with interested parties. Any acquisitions that we undertake will be accompanied by the risks commonly encountered in business acquisitions. These risks include, among other things:

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

     At December 31, 2001, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in our Financial Statements and Notes thereto beginning at page F-2 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 6, 2002, we dismissed Arthur Andersen LLP as our independent public accountants, effective upon completion of Arthur Andersen LLP's services in connection with the filing of this Annual Report on Form 10-K for the six-month transition period ended December 31, 2001.

     Arthur Andersen LLP's reports on our financial statements for each of the years ended June 30, 2000 and 2001 and for the six-month transition period ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change independent public accountants was recommended by the Audit Committee of our Board of Directors and was approved by our Board of Directors.

     During each of the two years ended June 30, 2000 and 2001 and for the six-month transition period ended December 31, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     During each of the two years ended June 30, 2000 and 2001 and for the six-month transition period ended December 31, 2001, Arthur Andersen LLP did not advise us of any "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

     On March 6, 2002, we engaged Ernst & Young LLP as our principal accountants to audit our financial statements.

     During each of the two years ended June 30, 2000 and 2001 and for the six-month transition period ended December 31, 2001, we did not consult Ernst & Young LLP on any matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 2002 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the sections captioned "Security Ownership" contained in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the sections captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" contained in the 2002 Proxy Statement.

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

3.  EXHIBITS

     (A) EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT
-------                              -----------------------
3.1(a)        --   Certificate of Incorporation as currently in effect
3.1(b)        --   Amendment to Certificate of Incorporation, effective as of
                   December 21, 2001

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT
-------                              -----------------------
3.2(4)        --   Bylaws of Introgen as currently in effect
4.1(2)        --   Specimen Common Stock Certificate
4.2(5)        --   Certificate of Designations of Series A Non-Voting
                   Convertible Preferred Stock
10.1(1)       --   Form of Indemnification Agreement between Introgen and each of its directors and officers
10.2(1)       --   1995 Stock Plan and form of stock option agreement
                   thereunder
10.3(3)       --   2000 Stock Option Plan and forms of stock option agreements thereunder
10.4(3)       --   2000 Employee Stock Purchase Plan and forms of agreements
                   thereunder
10.5(1)       --   Form of Series C Preferred Stock Purchase Agreement among
                   Introgen and certain investors
10.6(1)       --   Registration Rights Agreement, dated October 31, 1997
10.7(a)(1)    --   Assignment of Leases, dated November 23, 1998, by TMX Realty
                   Corporation and Riverway Bank, and other related agreements
10.7(b)(1)    --   Lease Agreement, dated June 7, 1996, by and between Introgen and Plaza del Oro Business Center
10.7(c)(2)    --   Amendment No. 1 to Lease Agreement, effective as of May 9,
                   1997
10.7(d)(2)    --   Amendment No. 2 to Lease Agreement, effective as of July 31,
                   1998
10.7(e)(2)    --   Amendment No. 3 to Lease Agreement, effective as of June 29,
                   2000
10.8(a)+(1)   --   Patent and Technology License Agreement, effective as of
                   July 20, 1994, by and between the Board of Regents of The
                   University of Texas System, M.D. Anderson Cancer Center and
                   Introgen
10.8(b)+(1)   --   Amendment No. 1 to Patent License Agreement, effective as of
                   September 1, 1996
10.9+(3)      --   Sponsored Research Agreement for Clinical Study, No. CS
                   93-27, dated February 11, 1993, between Introgen and M.D.
                   Anderson, as amended
10.10         --   [RESERVED]
10.11+(3)     --   Sponsored Research Agreement No. SR 93-04, dated February
                   11, 1993 between M.D. Anderson and Introgen, as amended
10.12         --   [RESERVED]
10.13+(3)     --   Sponsored Research Agreement No. SR 96-004 between Introgen and M.D. Anderson, dated January 17, 1996
10.14         --   [RESERVED]
10.15+(3)     --   License Agreement, dated March 29, 1996 between Introgen and
                   SKCC
10.16(1)      --   Consulting Agreement between Introgen and Jack A. Roth,
                   M.D., effective as of October 1, 1994
10.17(1)      --   Consulting Agreement between EJ Financial Enterprises, Inc.
                   and Introgen, effective as of July 1, 1994
10.18(a)(1)   --   Employment Agreement dated as of August 1, 1996 between
                   Introgen and David G. Nance
10.18(b)(1)   --   Amendment No. 1 to Employment Agreement, effective as of
                   August 1, 1998
10.18(c)(1)   --   Amendment No. 2 to Employment Agreement, effective as of
                   February 15, 2000
10.19(1)      --   Service Agreement, effective as of July 1, 1994, between
                   Introgen and Domecq Technologies, Inc.
10.20(a)+(1)  --   Collaboration Agreement (p53 Products), effective as of
                   October 7, 1994, between Introgen and RPR, as amended
10.20(b)+(3)  --   Addendum No. 1 to Collaboration Agreement (p53 Products),
                   dated January 23, 1996, between Introgen and RPR
10.20(c)+(1)  --   1997 Agreement Memorandum, effective as of July 22, 1997,
                   between Introgen and RPR
10.20(d)+(3)  --   Letter Agreement, dated April 19, 1999, from Introgen to RPR regarding manufacturing process for ADVEXIN gene therapy

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT
-------                              -----------------------
10.21(a)+(1)  --   Collaboration Agreement (K-ras Products), effective as of
                   October 7, 1994, between Introgen and RPR, as amended
10.21(b)(1)   --   Amendment No. 1 to Collaboration Agreement (K-ras Products),
                   effective as of September 27, 1995, between Introgen and RPR
10.22+(3)     --   Collaborative Research and Development Agreement dated
                   October 30, 1998 between Introgen, RPR and NCI
10.23+(1)     --   Non-Exclusive License Agreement, effective as of April 16,
                   1997, by Introgen and Iowa Research Foundation
10.24+(3)     --   Option Agreement, effective as of June 1, 1998, by Introgen and Imperial Cancer Research Technology Limited ("ICRT")
10.25+(3)     --   Option Agreement, effective as of January 1, 1999, by
                   Introgen and ICRT
10.26+(3)     --   Exclusive License Agreement, effective as of July 19, 1999, by Introgen and Corixa Corporation
10.27(a)      --   [RESERVED]
10.27(b)(1)   --   Letter dated January 28, 2000, from Introgen to LXR
                   Biotechnology ("LXR"), notifying LXR of its exercise of its option
10.27(c)+(2)  --   Exclusive License Agreement, effective as of May 16, 2000, by and between Introgen and LXR
10.28+(3)     --   Administrative Services and Management Agreement, effective as of January 1, 1999, by and between Introgen and Gendux,
                   Inc.
10.29+(3)     --   Research and Development Agreement, effective as of January
                   1, 1999, by and between Introgen and Gendux, Inc.
10.30+(3)     --   Delivery Technology License Agreement, effective as of
                   January 1, 1999, by and between Introgen and Gendux, Inc.
10.31+(3)     --   Target Gene License Agreement, effective as of January 1,
                   1999, by and between Introgen and Gendux, Inc.
10.32+(1)     --   Non-Exclusive License Agreement, effective as of August 17,
                   1998, by and between Introgen and National Institutes of
                   Health
10.33         --   [RESERVED]
10.34(2)      --   Master Lease Agreement, effective as of August 4, 1999, by and between Introgen and Finova Capital Corporation
10.35(2)      --   Construction Loan Agreement, effective as of July 24, 2000, by and between Introgen and Compass Bank
10.36+(5)     --   Restated p53 and K-ras Agreement, effective as of June 30,
                   2001, by and among Introgen, Aventis Pharmaceuticals Inc.
                   ("API") and Aventis Pharma S.A. ("Aventis")
10.37(5)      --   p53 Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis
10.38(5)      --   K-ras Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis
10.39(5)      --   Registration Rights Agreement, effective as of June 30,
                   2001, by and among Introgen, API and RPR
10.40(5)      --   Voting Agreement, effective as of June 30, 2001, by and
                   among Introgen, API and RPR
21.1(1)       --   List of subsidiaries of Introgen
23.1          --   Consent of Arthur Andersen LLP, independent public
                   accountants
24.1          --   Power of Attorney (See page 48)
99.1          --   Letter re: Arthur Andersen LLP Representations

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

(5) Incorporated by reference to the same-numbered exhibit filed with Introgen's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 000-21291), filed with the Securities and Exchange Commission on September 19, 2001.

 +  Confidential treatment has been granted for portions of this exhibit.

     (b) REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K on October 11, 2001 in connection with the change of our fiscal year end from June 30 to December 31.

     (c) EXHIBITS

     See Item 14(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, Texas, this March 20, 2002.

                                          INTROGEN THERAPEUTICS, INC.

                                          By:      /s/ DAVID G. NANCE
                                            ------------------------------------
                                                       David G. Nance
                                             President, Chief Executive Officer
                                                         and Director
                                               (Principal Executive Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



               /s/ DAVID G. NANCE                  President, Chief Executive           March 20, 2002
------------------------------------------------   Officer, and Director (Principal
                (David G. Nance)                   Executive Officer)




           /s/ JAMES W. ALBRECHT, JR.              Chief Financial Officer (Principal   March 20, 2002
------------------------------------------------   Financial and Accounting Officer)
            (James W. Albrecht, Jr.)




           /s/ JOHN N. KAPOOR, PH.D.               Chairman of the Board and Director   March 20, 2002
------------------------------------------------
            (John N. Kapoor, Ph.D.)




       /s/  WILLIAM H. CUNNINGHAM, PH.D.           Director                             March 20, 2002
------------------------------------------------
         (William H. Cunningham, Ph.D.)




              /s/ CHARLES E. LONG                  Director                             March 20, 2002
------------------------------------------------
               (Charles E. Long)




          /s/ MAHENDRA G. SHAH, PH.D.              Director                             March 20, 2002
------------------------------------------------
           (Mahendra G. Shah, Ph.D.)




               /s/ ELISE T. WANG                   Director                             March 20, 2002
------------------------------------------------
                (Elise T. Wang)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Introgen Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Introgen Therapeutics, Inc. (a Delaware corporation), and subsidiaries as of June 30, 2000 and 2001 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001 and for the six months ended December 31, 2001. These financial statements are the responsibility of Introgen Therapeutics, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Introgen Therapeutics, Inc., and subsidiaries as of June 30, 2000 and 2001 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 and the six months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Austin, Texas
January 18, 2002

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,             DECEMBER 31,
                                                     ---------------------------   ------------
                                                         2000           2001           2001
                                                     ------------   ------------   ------------
                                            ASSETS


Current Assets:
  Cash and cash equivalents........................  $  1,788,612   $ 14,199,948   $ 37,396,627
  Receivable from sale of preferred stock..........            --     25,000,000             --
  Short-term investments...........................     9,976,469     20,776,581     11,427,915
  Other current assets.............................         4,808        511,640        811,421
  Inventory........................................     1,734,329             --             --
                                                     ------------   ------------   ------------
          Total current assets.....................    13,504,218     60,488,169     49,635,963
                                                     ------------   ------------   ------------
Property and equipment, net of accumulated
  depreciation of $2,988,387, $5,214,554 and
  $6,405,884, respectively.........................    10,152,572     11,507,385     10,443,017
Other assets.......................................     1,197,733        351,719        345,477
                                                     ------------   ------------   ------------
          Total assets.............................  $ 24,854,523   $ 72,347,273   $ 60,424,457
                                                     ============   ============   ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable.................................  $    262,977   $    376,187   $    944,395
  Accrued liabilities..............................     1,026,330      4,402,121      4,029,808
  Deferred revenues from affiliate.................     1,205,655             --             --
  Current portions of capital lease obligations and
     notes payable.................................       746,192      1,413,635      1,486,376
                                                     ------------   ------------   ------------
          Total current liabilities................     3,241,154      6,191,943      6,460,579
Capital lease obligations, net of current
  portion..........................................     2,149,281      1,370,221        957,467
Notes payable, net of current portion..............     5,871,750      8,427,900      8,079,121
Deferred revenue, long-term........................            --        288,000        361,467
Commitments and Contingencies
Stockholders' Equity:
  Convertible preferred stock, $.001 par value;
     8,308,523 shares authorized, 6,419,896 shares
     issued and outstanding at June 30, 2000.......         6,419             --             --
  Series A non-voting convertible preferred stock,
     $.001 par value; 100,000 shares authorized,
     issued and outstanding at June 30, 2001 and
     December 31, 2001.............................            --            100            100
  Common stock, $.001 par value; 50,000,000 shares
     authorized; 4,134,180; 21,391,125 and
     21,446,363 shares issued and outstanding,
     respectively..................................         4,134         21,391         21,446
  Additional paid-in capital.......................    36,536,575     94,574,836     94,544,109
  Deferred compensation............................    (4,210,412)    (3,340,939)    (2,485,220)
  Accumulated deficit..............................   (18,744,378)   (35,186,179)   (47,514,612)
                                                     ------------   ------------   ------------
          Total stockholders' equity...............    13,592,338     56,069,209     44,565,823
                                                     ------------   ------------   ------------
          Total liabilities and stockholders'
            equity.................................  $ 24,854,523   $ 72,347,273   $ 60,424,457
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                SIX MONTHS ENDED
                                          YEAR ENDED JUNE 30,                     DECEMBER 31,
                                ----------------------------------------   --------------------------
                                   1999          2000           2001          2000           2001
                                -----------   -----------   ------------   -----------   ------------
                                                                           (Unaudited)
Collaborative research and
  development revenues from
  affiliate...................  $ 6,713,653   $ 6,204,061   $  3,015,655   $ 3,015,655   $         --
                                -----------   -----------   ------------   -----------   ------------
Product sales to affiliate....    1,475,282     2,086,600      1,500,000     1,500,000             --
Cost of product sales.........      993,748     1,475,790      2,487,783    (2,487,783)            --
                                -----------   -----------   ------------   -----------   ------------
  Gross margin on product
     sales....................      481,534       610,810       (987,783)     (987,783)            --
                                -----------   -----------   ------------   -----------   ------------
Other revenue.................           --        97,000        684,344       391,031        297,697
Costs and expenses:
  Research and development....    7,539,514    10,074,755     15,013,840     5,152,785     10,062,421
  General and
     administrative...........    2,976,955     4,700,841      4,875,086     2,040,090      3,526,244
                                -----------   -----------   ------------   -----------   ------------
  Loss from operations........   (3,321,282)   (7,863,725)   (17,176,710)   (4,773,972)   (13,290,968)
Interest income...............      680,748       722,352      1,229,944       782,914        911,959
Interest expense..............       (5,363)     (582,453)      (848,605)     (380,087)      (467,032)
Other income..................           --            --        353,570            --        517,608
                                -----------   -----------   ------------   -----------   ------------
          Net loss............  $(2,645,897)  $(7,723,826)  $(16,441,801)  $(4,371,145)  $(12,328,433)
                                ===========   ===========   ============   ===========   ============
Net loss per share, basic and
  diluted.....................  $     (0.66)  $     (1.89)  $      (1.02)  $     (0.39)  $      (0.58)
                                ===========   ===========   ============   ===========   ============
Shares used in computing basic
  and diluted net loss per
  share.......................    4,005,893     4,095,623     16,163,027    11,120,670     21,440,380
                                ===========   ===========   ============   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         SERIES A
                                              SERIES A, B, C AND D      NON-VOTING
                                                  CONVERTIBLE          CONVERTIBLE
                                                PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                              --------------------   ----------------   --------------------     PAID-IN
                                                SHARES     AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL
                                              ----------   -------   -------   ------   ----------   -------   -----------
BALANCE, JUNE 30, 1998......................   5,941,662   $ 5,941        --    $ --     3,954,906   $ 3,955   $25,083,813
Issuance of Series B preferred stock in June
  1999 in accordance with stock purchase
  agreement with affiliate..................     478,234       478        --      --            --        --     5,102,279
Issuance of common stock in connection with
  exercise of stock options and warrants....          --        --        --      --        51,329        51        21,203
Deferred compensation relating to issuance
  of stock options, net of reversals........          --        --        --      --            --        --     1,767,864
Amortization of deferred compensation and
  stock-based compensation..................          --        --        --      --            --        --            --
Net loss....................................
                                              ----------   -------   -------    ----    ----------   -------   -----------
BALANCE, JUNE 30, 1999......................   6,419,896     6,419        --      --     4,006,235     4,006    31,975,159
Issuance of common stock in connection with
  exercise of stock options and warrants....          --        --        --      --       127,945       128        58,398
Deferred compensation relating to issuance
  of stock options, net of reversals........          --        --        --      --            --        --     3,929,018
Amortization of deferred compensation and
  stock-based compensation..................          --        --        --      --            --        --       574,000
Net loss....................................
                                              ----------   -------   -------    ----    ----------   -------   -----------
BALANCE, JUNE 30, 2000......................   6,419,896     6,419        --      --     4,134,180     4,134    36,536,575
Issuance of common stock in connection with
  initial public offering, net of offering
  costs of $4,574,538.......................          --        --        --      --     4,600,000     4,600    32,220,862
Conversion of preferred stock to common
  stock.....................................  (6,419,896)   (6,419)       --      --    12,326,173    12,326        (5,907)
Issuance of common stock in connection with
  exercise of stock options and warrants....          --        --        --      --       330,772       331       203,804
Issuance of preferred stock in June 2001 in
  accordance stock purchase agreement with
  affiliate, net of offering costs of
  $100,000..................................          --        --   100,000     100            --        --    24,899,900
Deferred compensation relating to issuance
  of stock options, net of reversals........          --        --        --      --            --        --       719,602
Amortization of deferred compensation and
  stock-based compensation..................          --        --        --      --            --        --            --
Net loss....................................
                                              ----------   -------   -------    ----    ----------   -------   -----------
BALANCE JUNE 30, 2001.......................          --        --   100,000     100    21,391,125    21,391    94,574,836
Issuance of common stock in connection with
  exercise of stock options and warrants....          --        --        --      --        55,238        55        25,502
Deferred compensation relating to issuance
  of stock options, net of reversals........          --        --        --      --            --        --       (56,229)
Amortization of deferred compensation and
  stock-based compensation..................          --        --        --      --            --        --            --
Net loss....................................
                                              ----------   -------   -------    ----    ----------   -------   -----------
BALANCE DECEMBER 31, 2001...................          --   $    --   100,000    $100    21,446,363   $21,446   $94,544,109
                                              ==========   =======   =======    ====    ==========   =======   ===========


                                                DEFERRED     ACCUMULATED
                                              COMPENSATION     DEFICIT         TOTAL
                                              ------------   ------------   ------------
BALANCE, JUNE 30, 1998......................  $  (397,338)   $ (8,374,655)  $ 16,321,716
Issuance of Series B preferred stock in June
  1999 in accordance with stock purchase
  agreement with affiliate..................           --              --      5,102,757
Issuance of common stock in connection with
  exercise of stock options and warrants....           --              --         21,254
Deferred compensation relating to issuance
  of stock options, net of reversals........   (1,767,864)             --             --
Amortization of deferred compensation and
  stock-based compensation..................      387,041              --        387,041
Net loss....................................                   (2,645,897)    (2,645,897)
                                              -----------    ------------   ------------
BALANCE, JUNE 30, 1999......................   (1,778,161)    (11,020,552)    19,186,871
Issuance of common stock in connection with
  exercise of stock options and warrants....           --              --         58,526
Deferred compensation relating to issuance
  of stock options, net of reversals........   (3,929,018)             --             --
Amortization of deferred compensation and
  stock-based compensation..................    1,496,767              --      2,070,767
Net loss....................................                   (7,723,826)    (7,723,826)
                                              -----------    ------------   ------------
BALANCE, JUNE 30, 2000......................   (4,210,412)    (18,744,378)    13,592,338
Issuance of common stock in connection with
  initial public offering, net of offering
  costs of $4,574,538.......................           --              --     32,225,462
Conversion of preferred stock to common
  stock.....................................           --              --             --
Issuance of common stock in connection with
  exercise of stock options and warrants....           --              --        204,135
Issuance of preferred stock in June 2001 in
  accordance stock purchase agreement with
  affiliate, net of offering costs of
  $100,000..................................           --              --     24,900,000
Deferred compensation relating to issuance
  of stock options, net of reversals........     (719,602)             --             --
Amortization of deferred compensation and
  stock-based compensation..................    1,589,075              --      1,589,075
Net loss....................................                  (16,441,801)   (16,441,801)
                                              -----------    ------------   ------------
BALANCE JUNE 30, 2001.......................   (3,340,939)    (35,186,179)    56,069,209
Issuance of common stock in connection with
  exercise of stock options and warrants....           --              --         25,557
Deferred compensation relating to issuance
  of stock options, net of reversals........       56,229              --             --
Amortization of deferred compensation and
  stock-based compensation..................      799,490              --        799,490
Net loss....................................                  (12,328,433)   (12,328,433)
                                              -----------    ------------   ------------
BALANCE DECEMBER 31, 2001...................  $(2,485,220)   $(47,514,612)  $ 44,565,823
                                              ===========    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   SIX MONTHS ENDED
                                                            YEAR ENDED JUNE 30,                      DECEMBER 31,
                                                  ----------------------------------------    ---------------------------
                                                     1999          2000           2001           2000            2001
                                                  -----------   -----------   ------------    -----------    ------------
                                                                                              (Unaudited)
Cash flows from operating activities:
  Net loss......................................  $(2,645,897)  $(7,723,826)  $(16,441,801)   $(4,371,145)   $(12,328,433)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation................................       14,167     1,710,559      2,226,167      1,065,687       1,191,330
    Compensation related to issuance of certain
      stock options.............................      387,041     2,070,767      1,589,075        745,615         799,490
    Changes in assets and liabilities:
      Decrease (increase) in receivable from
        affiliate...............................       66,468            --             --       (709,262)             --
      Decrease (increase) in inventory..........   (1,158,642)     (109,718)     1,734,329        984,329              --
      Decrease (increase) in other assets.......     (246,311)     (908,000)      (436,629)      (370,562)       (293,539)
      Increase (decrease) in accounts payable...    1,757,701    (1,751,836)       113,210        582,480         568,208
      Increase (decrease) in accrued
        liabilities.............................       51,037       762,542      3,375,791        479,044        (372,313)
      Increase (decrease) in deferred revenue...     (176,181)      407,468       (917,655)      (154,655)         73,467
                                                  -----------   -----------   ------------    -----------    ------------
        Net cash used in operating activities...   (1,950,617)   (5,542,044)    (8,757,513)    (1,748,469)    (10,361,790)
                                                  -----------   -----------   ------------    -----------    ------------
Cash flows from investing activities:
  Purchases of property and equipment...........   (7,441,013)   (1,021,904)    (3,580,980)    (2,954,291)       (126,962)
  Purchases of short-term investments...........  (24,644,122)  (21,585,141)   (83,142,612)   (47,076,268)    (19,399,809)
  Maturities of short-term investments..........   26,691,096    25,224,000     72,342,500     20,075,103      28,748,475
                                                  -----------   -----------   ------------    -----------    ------------
        Net cash provided by (used in) investing
          activities............................   (5,394,039)    2,616,955    (14,381,092)   (29,955,456)      9,221,704
                                                  -----------   -----------   ------------    -----------    ------------
Cash flows from financing activities:
  Proceeds from sale of preferred and common
    stock, net of offering costs................    5,124,011        58,526     33,105,408     33,070,059      25,025,557
  Proceeds from issuance of note payable........    3,185,993     2,814,007      3,262,833      1,931,602              --
  Principal payments under capital lease
    obligations and notes payable...............       (5,162)     (304,508)      (818,300)      (386,685)       (688,792)
                                                  -----------   -----------   ------------    -----------    ------------
        Net cash provided by financing
          activities............................    8,304,842     2,568,025     35,549,941     34,614,976      24,336,765
                                                  -----------   -----------   ------------    -----------    ------------
        Net increase (decrease) in cash.........      960,186      (357,064)    12,411,336      2,911,051      23,196,679
Cash, beginning of period.......................    1,185,490     2,145,676      1,788,612      1,788,612      14,199,948
                                                  -----------   -----------   ------------    -----------    ------------
Cash, end of period.............................  $ 2,145,676   $ 1,788,612   $ 14,199,948    $ 4,699,663    $ 37,396,627
                                                  ===========   ===========   ============    ===========    ============
Supplemental disclosure of cash flow
  information:
        Cash paid for interest..................  $    45,555   $   607,959   $    917,471    $   280,173    $    459,304
                                                  ===========   ===========   ============    ===========    ============
Supplemental disclosure of non-cash investing
  and financing activities:
  Purchases of equipment under capital lease
    obligations.................................  $   296,411   $ 2,780,482   $         --    $        --    $         --
                                                  ===========   ===========   ============    ===========    ============
  Retirement of fully-depreciated assets........  $        --   $   483,678   $         --    $        --    $         --
                                                  ===========   ===========   ============    ===========    ============
  Receivable for issuance of preferred stock....  $        --   $        --   $ 25,000,000    $        --    $         --
                                                  ===========   ===========   ============    ===========    ============
  Offering costs deferred in 2000, netted
    against initial public offering proceeds in
    2001........................................  $        --   $        --   $    775,811    $   775,811    $         --
                                                  ===========   ===========   ============    ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
               (INCLUDING AMOUNTS RELATED TO THE UNAUDITED PERIOD
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 2000)

1. FORMATION AND BUSINESS OF THE COMPANY

     Introgen Therapeutics, Inc., a Delaware corporation, and its subsidiaries (Introgen) develop gene therapy products for the treatment of cancer. Introgen's lead product candidate, ADVEXIN(R) gene therapy (formerly known as INGN 201), combines the naturally occurring p53 tumor suppressor gene with its adenoviral delivery system. Introgen is conducting Phase III clinical studies of ADVEXIN gene therapy in head and neck cancer, has completed a Phase II clinical trial in non-small cell lung cancer and is conducting several Phase I clinical trials in additional cancer indications. Introgen is developing additional cancer gene therapy product candidates, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Introgen's INGN 241 product candidate, which combines the mda-7 gene with Introgen's gene delivery system, is undergoing safety testing in a Phase I clinical study. Introgen is developing therapies for cancer and other diseases based on restoring normal cellular function through gene therapy, which may offer safer and more effective treatments than are currently available.

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

     Since its inception in 1993, Introgen has used its resources primarily to conduct research and development activities, primarily for ADVEXIN gene therapy and, to a lesser extent, for other product candidates. At December 31, 2001, Introgen had an accumulated deficit of approximately $47.5 million. Introgen anticipates that it will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. Introgen expects that cash needed for operating activities will increase as it continues to expand its research and development of various gene therapy technologies. Since inception, Introgen's only significant revenues have been payments from Aventis Pharma (Aventis) under collaborative research and development agreements for Aventis' early-stage development work on ADVEXIN gene therapy and Aventis' purchases of ADVEXIN gene therapy product Introgen manufactured for Aventis' use in later-stage clinical trials it previously performed. Introgen has also earned revenue from federal research grants, contract manufacturing and process development activities and interest income on cash placed in short-term investments.

     Prior to June 30, 2001, Introgen developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements originally entered into in October 1994 with Rhone-Poulenc Rorer Pharmaceuticals Inc., which ultimately became part of Aventis. In June 2001, Introgen and Aventis restructured this collaborative relationship. Under this restructuring, Introgen assumed responsibility for the worldwide development of all p53 and K-ras products, and acquired additional marketing and commercialization rights with respect to those products. Introgen assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products and is now fully responsible for all pre-clinical research and development and clinical trials for new gene therapy products. In connection with this restructuring, Aventis

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES purchased $25.0 million of non-voting preferred stock from Introgen. During the quarter ended September 30, 2001, Introgen made a one-time payment of $2.0 million to Aventis in consideration for internal costs they incurred in facilitating the transition of control and performance of these clinical trials from Aventis to Introgen. As of December 31, 2001, Introgen owed Aventis $1.2 million for external costs relating to payments Aventis made to third parties in facilitating the completion of the transition of these clinical trials from Aventis to Introgen.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Introgen and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. In October 2001, Introgen announced a change in the ending date of its accounting year from June 30 to December 31.

     Interim Financial Information

     The interim statements of operations and cash flows for the six months ended December 30, 2000 are unaudited, and certain information and footnote disclosures related thereto which would normally be included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to interim financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

     Cash and Cash Equivalents

     Cash and cash equivalents include amounts on deposit with financial institutions and investments with original maturities of 90 days or less.

     Short-Term Investments

     Our short-term investments consisted of investments in short-term, investment-grade securities, which consist primarily of federal and state government obligations, commercial paper and/or corporate bonds with various maturity dates not exceeding one year. All short-term investments have been classified as held-to-maturity and are carried at amortized cost. At any point in time, amortized costs may be greater or less than

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES fair value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, Introgen could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

     Inventory

     Inventory at June 30, 2000, consisted of vials of gene therapy-based product manufactured for sale to Aventis and for their use in clinical trials under the terms of Introgen's original collaboration agreements with them. This inventory was stated at the lower of cost or market. Cost was determined based upon direct materials used and an allocation of direct and indirect labor and overhead. Under the restructured collaboration agreements, Introgen no longer sells clinical materials to Aventis. Accordingly, all inventory on hand at June 30, 2000 was expensed during the year ended June 30, 2001.

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

     Property and equipment consisted of the following as of June 30, 2000 and 2001 and December 31, 2001:

                                                        JUNE 30,            DECEMBER 31,
                                                -------------------------   ------------
                                                   2000          2001           2001
                                                -----------   -----------   ------------
Facility......................................  $ 8,431,389   $11,597,922   $11,569,737
Laboratory equipment..........................    4,709,570     5,124,017     5,279,164
                                                -----------   -----------   -----------
  Total property and equipment................   13,140,959    16,721,939    16,848,901
Less accumulated depreciation.................   (2,988,387)   (5,214,554)   (6,405,884)
                                                -----------   -----------   -----------
  Net property and equipment..................  $10,152,572   $11,507,385   $10,443,017
                                                ===========   ===========   ===========

     As of June 30, 2000 and 2001 and December 31, 2001, $3,076,893 of equipment was held under capital lease obligations and is being depreciated over the applicable lease term (see Note 7).

     Accrued Liabilities

     Accrued liabilities consist of the following significant items:

                                                        JUNE 30,            DECEMBER 31,
                                                ------------------------    ------------
                                                   2000          2001           2001
                                                ----------    ----------    ------------
Clinical costs due Aventis....................  $       --    $2,000,000     $1,162,944
Pre-clinical costs due unrelated parties......          --       997,791        959,735
Clinical costs due unrelated parties..........          --            --        365,444
Legal fees....................................      80,000       550,000        500,000
Vacation......................................     112,662       158,469        217,996
Property taxes................................     144,047       162,694        212,549
Other.........................................     689,621       533,167        611,140
                                                ----------    ----------     ----------
  Total accrued liabilities...................  $1,026,330    $4,402,121     $4,029,808
                                                ==========    ==========     ==========

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     In conducting our pivotal Phase III clinical trials of ADVEXIN gene therapy, we procure services from multiple third party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expenses in general. These vendors do not necessarily bill us for their services on a regular basis and, accordingly, make it difficult for us to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on many factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor has rendered the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expenses and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates resulting in increases or decreases in the amount of expense recorded and the related accrual.

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

     Rental income from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease is recognized on a straight-line basis over the term of the lease. Any cash payments received in excess of rental income recognized is recorded as deferred revenue. Rental income is included in other income in the accompanying consolidated statement of operations.

     Research and Development Costs

     Research and development costs include the costs of conducting basic research, developing product applications, conducting pre-clinical investigations and performing clinical trials to obtain data for regulatory filings for product approvals. Research and development costs are expensed as incurred.

     Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

     Pro Forma Net Loss Per Share (Unaudited)

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of outstanding preferred stock into shares of Introgen's common stock effective upon the closing of Introgen's initial public offering as if such conversion occurred on the dates of original issuance (See Note 3).

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     The following table sets forth the computation of basic and dilutive, and pro forma basic and dilutive, net loss per share:

                                                                                          SIX MONTHS ENDED
                                                    YEAR ENDED JUNE 30,                     DECEMBER 31,
                                          ----------------------------------------   --------------------------
                                             1999          2000           2001          2000           2001
                                          -----------   -----------   ------------   -----------   ------------
                                                                                     (Unaudited)
Numerator:
  Net loss..............................  $(2,645,897)  $(7,723,826)  $(16,441,801)  $(4,371,145)  $(12,328,433)
                                          ===========   ===========   ============   ===========   ============
Denominator:
  Weighted average common shares........    4,005,893     4,095,623     16,163,027    11,120,670     21,440,380
                                          -----------   -----------   ------------   -----------   ------------
Denominator for basic and diluted
  calculation...........................    4,005,893     4,095,623     16,163,027    11,120,670     21,440,380
Weighted average effect of pro forma
  securities
  Series A convertible preferred
    stock...............................    5,781,925     5,781,925      1,726,659     3,501,281             --
  Series B convertible preferred
    stock...............................    2,455,352     3,373,560      1,007,447     2,042,879             --
  Series C convertible preferred
    stock...............................    1,058,689     1,058,689        316,162       641,106             --
  Series D convertible preferred
    stock...............................    2,111,999     2,111,999        630,707     1,278,933             --
                                          -----------   -----------   ------------   -----------   ------------
Denominator for pro forma basic and
  diluted calculation...................   15,413,858    16,421,796     19,844,002    18,584,869     21,440,380
                                          ===========   ===========   ============   ===========   ============
Net loss per share:
  Basic and diluted.....................  $     (0.66)  $     (1.89)  $      (1.02)  $     (0.39)  $      (0.58)
                                          ===========   ===========   ============   ===========   ============
  Pro forma basic and diluted...........  $     (0.17)  $     (0.47)  $      (0.83)  $     (0.24)  $      (0.58)
                                          ===========   ===========   ============   ===========   ============

     Other Comprehensive Loss

     Introgen's other comprehensive loss consists of net loss.

3. STOCKHOLDERS' EQUITY

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

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

1,100,000 shares of Series D Convertible Preferred Stock, was automatically converted into 12,326,173 shares of common stock.

     Series A Non-Voting Convertible Preferred Stock

     In connection with the restructuring of the Aventis collaboration and pursuant to a stock purchase agreement with Aventis executed on June 30, 2001, Introgen issued 100,000 unregistered shares of a new class of $0.001 par value, Series A Non-Voting Convertible Preferred Stock in exchange for $25.0 million. Introgen received the cash payment for these shares in July 2001 and as of June 30, 2001, Introgen had a receivable due from Aventis of $25.0 million reflected in Introgen's consolidated financial statements. These shares are convertible at any time, at the option of either Introgen or Aventis, into 2,343,721 shares of common stock. Under a voting agreement, Aventis must vote these shares in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of Introgen's stockholders. This voting requirement terminates at the earliest of the tenth anniversary of the voting agreement, registration of these shares with the Securities and Exchange Commission or the sale of these shares to an Aventis non-affiliate, as defined in the voting agreement. A registration rights agreement grants the holder of a majority of the common stock issuable upon conversion of the Series A Non-Convertible Preferred Stock three demand registrations and three piggyback registrations.

     Employee Stock Purchase Plan

     Under Introgen's 2000 Employee Stock Purchase Plan (the Stock Purchase
Plan), 779,806 shares of common stock are reserved for purchase by eligible employees, at 85 percent of the appropriate market price. The Stock Purchase Plan provides for an increase on each July 1 in the number of shares available for issuance, in an amount equal to the lesser of 480,000 shares, 1.5 percent of the outstanding shares of common stock on the date of the annual increase or such lesser amount as may be determined by the Board of Directors. The Stock Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10 percent of their qualified compensation. The maximum number of shares that an employee may purchase in a single offering period is 10,000 shares. The Stock Purchase Plan will terminate in 2010 and may be amended or terminated by the Board of Directors. During the year ended June 30, 2001, 22,561 shares of common stock were purchased by employees under this plan. There were no common stock purchases during the six months ended December 31, 2001, as the Company has suspended operation of the Stock Purchase Plan until further notice by the Board of Directors.

     Stock Option Plans

     The 2000 Stock Option Plan (the Stock Option Plan) was initiated in October 2000 and all stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or non-statutory, or stock purchase rights to employees, directors and consultants of Introgen to purchase shares of Introgen's common stock. At December 31, 2001, there were 4,790,758 shares of common stock reserved for option grants under this plan. This plan provides for annual increases in the number of shares available for issuance beginning in fiscal 2001, equal to the lesser of 1,600,000 shares, 5 percent of the outstanding shares on the date of the annual increase, or a lesser amount determined by the Board of Directors. The exercise price for all option grants shall be no less than the fair value of Introgen's common stock at the date of grant, with the exception of incentive stock options granted to holders of shares representing more than 10 percent of Introgen's voting power, in which case the exercise price shall be no less than 110 percent of the fair value. In the event of a merger, reorganization or change in controlling ownership of Introgen, all options outstanding under the Stock Option Plan become fully vested and immediately exercisable unless the successor corporation assumes or substitutes other options in their place. The Stock Option Plan will terminate in 2010 and may be amended or terminated by the Board of Directors.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     Prior to October 2000, stock options were granted under the Introgen 1995 Stock Plan. Introgen no longer issues options under this plan. The terms of this plan are substantially the same as the Stock Option Plan. No shares of common stock were reserved for option grants under this plan at December 31, 2001.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. Introgen has elected the method that requires disclosure only of stock-based compensation. Because of this election, Introgen continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the fair market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, generally four years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of Introgen's stock on the date of grant, no compensation expense is recorded.

     Introgen records the fair value of options issued to non-employee consultants at the fair value of the options issued. Introgen has not incurred significant compensation expense relating to non-employee consultant grants. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists.

     Aggregate deferred compensation recorded related to stock options was $1,919,358, $4,177,281 and $792,392 during the years ended June 30, 1999, 2000 and 2001, respectively, and $600,049 and zero during the six months ended December 31, 2000 and 2001, respectively.

     Amortization to expense of deferred compensation related to stock options was $387,041, $1,496,767 and $1,589,075 during the years ended June 30, 1999,
2000 and 2001, respectively, and $745,615 and $799,490 for the six months ended December 31, 2000 and 2001, respectively.

     Reversals of deferred compensation and additional paid-in capital for unamortized deferred compensation related to the forfeiture of non-vested options by terminated employees was $151,494, $248,263 and $72,790 for the years ended June 30, 1999, 2000 and 2001, respectively, and $56,161 and $56,229 for the six months ended December 31, 2000 and 2001, respectively. For each respective year, total amortization expense was revised to the extent amortization had previously been recorded for non-vested options.

     In December 1999, Introgen accelerated the vesting of options held by a member of the Board of Directors concurrent with the individual's resignation from Introgen's Board of Directors. Introgen accelerated these options in recognition of the individual's contributions to the Board of Directors and recognized approximately $574,000 of compensation expense for the fair value of the previously unvested options as of the re-measurement date.

     The fair value of options granted for all periods presented was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 4.8 percent to 6.7 percent; expected lives of seven to ten years; no expected dividends; and volatility factors ranging from 58.0 percent to 110.8 percent.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

Had compensation expense been determined consistent with the provisions of SFAS No. 123, Introgen's net loss would have been increased to the following pro forma amounts:

                                                                             SIX MONTHS
                                                                               ENDED
                                           YEAR ENDED JUNE 30,              DECEMBER 31,
                                 ----------------------------------------   ------------
                                    1999          2000           2001           2001
                                 -----------   -----------   ------------   ------------
Net loss --
  As reported..................  $(2,645,897)  $(7,723,826)  $(16,441,801)  $(12,328,433)
                                 ===========   ===========   ============   ============
  Pro forma....................  $(2,714,932)  $(7,781,545)  $(16,736,027)  $(13,222,487)
                                 ===========   ===========   ============   ============
Basic and diluted EPS --
  As reported..................  $     (0.66)  $     (1.89)  $      (1.02)  $      (0.58)
                                 ===========   ===========   ============   ============
  Pro forma basic and
     diluted...................  $     (0.68)  $     (1.90)  $      (1.04)  $      (0.62)
                                 ===========   ===========   ============   ============

     Because SFAS No. 123 does not apply to options granted prior to July 1, 1995, the resulting pro forma compensation costs may not be representative of the costs to be expected in future years.

     The following is a summary of option activity under these plans:

                                                                          WEIGHTED AVERAGE
                                                              OPTIONS      EXERCISE PRICE
                                                            OUTSTANDING      PER SHARE
                                                            -----------   ----------------
BALANCE, JUNE 30, 1998....................................   1,363,819         $0.42
  Granted.................................................   1,351,440          0.52
  Exercised...............................................     (51,329)         0.41
  Cancelled...............................................    (232,819)         0.51
                                                             ---------
BALANCE, JUNE 30, 1999....................................   2,431,111          0.47
  Granted.................................................     399,306          0.94
  Exercised...............................................    (108,745)         0.46
  Cancelled...............................................    (124,517)         0.51
                                                             ---------
BALANCE, JUNE 30, 2000....................................   2,597,155          0.55
  Granted.................................................     704,498          4.30
  Exercised...............................................    (308,212)         0.42
  Cancelled...............................................     (17,357)         0.74
                                                             ---------
BALANCE, JUNE 30, 2001....................................   2,976,084          1.27
  Granted.................................................     379,300          4.35
  Exercised...............................................     (55,238)         0.44
  Cancelled...............................................     (38,350)         1.21
                                                             ---------
BALANCE, DECEMBER 31, 2001................................   3,261,796          1.80
                                                             =========
EXERCISABLE AT DECEMBER 31, 2001..........................   1,864,934          0.83
                                                             =========

     The weighted average fair value of options granted during the years ended June 30, 1999, 2000 and 2001 was $1.80, $11.18 and $5.61, respectively. All options granted during the six months ended December 31, 2000 and 2001, were granted at fair value as of date of grant.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding as of December 31, 2001:

                          OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------   ------------------------------------
                                    WEIGHTED AVERAGE
                                       REMAINING
   RANGE OF     OUTSTANDING AS OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
EXERCISE PRICE  DECEMBER 31, 2001      (IN YEARS)       EXERCISE PRICE    DECEMBER 31, 2001    EXERCISE PRICE
--------------  -----------------   ----------------   ----------------   -----------------   ----------------
   $0.39-$1.25      2,229,121             5.87              $0.57             1,702,266            $0.51
    2.00- 3.50        203,500             9.21               3.12                50,000             2.00
    3.75- 4.80        375,800             9.78               4.36                56,668             4.57
    5.00- 5.88        453,375             9.17               5.13                56,000             5.88
                    ---------                               -----             ---------            -----
                    3,261,796                                1.80             1,864,934             0.83
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

4. FEDERAL INCOME TAXES

     Introgen recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently between the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation should be provided.

     The reconciliation of the statutory federal income tax rate to Introgen's effective income tax rate is as follows:

                                                                             SIX MONTHS
                                                                               ENDED
                                                   YEAR ENDED JUNE 30,      DECEMBER 31,
                                                 -----------------------    ------------
                                                 1999     2000     2001         2001
                                                 -----    -----    -----    ------------
Statutory rate.................................  (34.0)%  (34.0)%  (34.0)%     (34.0)%
Increase in deferred tax valuation allowance...   29.8     24.8     30.6        32.9
Stock option compensation not deductible.......    5.0      9.1      3.3         2.2
Research and development tax credits...........   (1.4)      --       --        (1.4)
Other..........................................    0.6      0.1      0.1         0.3
                                                 -----    -----    -----       -----
                                                    --%      --%      --%         --%
                                                 =====    =====    =====       =====

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

     The components of Introgen's deferred tax assets are as follows:

                                                       JUNE 30,            DECEMBER 31,
                                              --------------------------   ------------
                                                 2000           2001           2001
                                              -----------   ------------   ------------
Net operating loss carryforwards............  $ 3,702,400   $  7,932,000   $ 11,708,500
Research and development tax credits........       49,200         49,200        226,900
Technology license..........................       58,000         52,800         50,200
Tax basis of property and equipment in
  excess of book basis......................    1,158,000      1,366,400      1,578,400
Accrued liabilities.........................       29,500        656,000        432,500
Capital leases..............................      137,900        137,900        137,900
Inventory...................................       60,200             --             --
Other.......................................       51,100         89,800        209,000
                                              -----------   ------------   ------------
          Total deferred tax assets.........    5,246,300     10,284,100     14,343,400
Less -- Valuation allowance.................   (5,246,300)   (10,284,100)   (14,343,400)
                                              -----------   ------------   ------------
          Net deferred tax assets...........  $        --   $         --   $         --
                                              ===========   ============   ============

     As of December 31, 2001, Introgen has generated net operating loss (NOL) carryforwards of approximately $34.4 million and research and development credits of approximately $226,900 available to reduce future income taxes. These carryforwards begin to expire in 2007. A change in ownership, as defined by federal income tax regulations, could significantly limit Introgen's ability to utilize its carryforwards. Introgen's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, Introgen may not be able to take full advantage of these attributes for federal income tax purposes. As Introgen has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset. The valuation allowance increased $788,300, $1.9 million and $5.0 million for the years ended June 30, 1999, 2000 and 2001, respectively, and $4.1 million for the six months ended December 31, 2001 primarily due to losses from operations.

5. NOTES PAYABLE

     Introgen has notes payable with banks to finance its facilities, which are pledged as security for these notes. There are two notes with the following terms:

     - Note payable with an original principal balance of $6,000,000 and an outstanding balance of $5,958,769 and $5,872,300 at June 30, 2000 and 2001, respectively, and $5,826,401 at December 31, 2001. Interest is fixed at 7.5 percent until November 2004, at which time it is subject to a one-time adjustment to a rate equal to the then-current rate of the five-year United States Treasury bond note plus 2 percent, with such adjusted interest rate not to exceed 8.5 percent. Interest plus principal based on a 25-year amortization period are payable monthly until November 2009, at which time the remaining outstanding principal is due and payable.

     - Note payable with an original principal balance of $3,262,833 and an outstanding balance of zero and $3,217,231 at June 30, 2000 and 2001, respectively, and $2,938,172 at December 31, 2001. Interest is at prime, adjustable annually. Principal and interest, fully amortized over a five-year period, is payable monthly through June 2006.

     Interest was capitalized as a cost of facilities during the time those facilities to which those notes relate were under construction. Interest capitalized was $40,192, $103,119 and $83,690 during the years ended

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

June 30, 1999, 2000 and 2001, respectively, and $60,076 and zero during the six months ended December 31, 2000 and 2001, respectively.

     Aggregate annual maturities on notes payable as of December 31, 2001, are as follows:

Year ending December 31,
  2002......................................................   $  685,452
  2003......................................................      735,642
  2004......................................................      789,505
  2005......................................................      847,316
  2006......................................................      449,116
  Thereafter................................................    5,257,542
                                                               ----------
          Total.............................................   $8,764,573
                                                               ==========

     Introgen believes the fair market value of its debt approximates its carrying value as of all balance sheet dates presented herein.

6. LICENSE AND RESEARCH AGREEMENTS

     Patent and Technology License Agreement With The University of Texas System

     Introgen has a license agreement with the Board of Regents of The University of Texas System (the System) and M.D. Anderson Cancer Center, a component institution of the System, whereby Introgen has an exclusive, worldwide license to use certain technology. Beginning with the first commercial sale of a product incorporating the licensed technologies, Introgen will pay M.D. Anderson Cancer Center, for the longer of fifteen years or the life of the patent, a royalty based on net sales by Introgen or its affiliates or by sublicense agreement of products incorporating any of such technologies. Introgen is obligated by the agreement to reimburse any of M.D. Anderson Cancer Center's costs that may be incurred in connection with obtaining patents related to the licensed technologies.

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

     Sponsored Research

     Introgen funds certain research performed by M.D. Anderson Cancer Center to further the development of technologies that could have potential commercial viability. By sponsoring and funding this research, Introgen has the right to include certain patentable inventions arising therefrom under its patent and technology license agreement with The University of Texas System. The expense for this research was approximately $820,000, $815,600 and $634,200 during the years ended June 30, 1999, 2000 and 2001, respectively, and $230,094 and $631,924 during the six months ended December 31, 2000 and 2001, respectively.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     Introgen is obligated under various capital and operating leases for land, office and laboratory space and equipment that expire at various dates through September 2026. The amounts payable under capital leases were drawn under two lease lines of credit with commercial leasing companies which were used to finance equipment acquisitions. Amounts drawn under both lines are payable monthly over 48 months from the time of the draw. The lines of credit bear interest at fixed interest rates ranging from 11.3% to 13.25% at December 31, 2001. The lease lines of credit are secured by the equipment being financed.

     Operating leases consist primarily of a ground lease for the land on which Introgen's new facility is located. The annual rent due under this lease is $136,188. The primary term of this lease continues through September 2026.

     Lease expense was $688,300, $380,200 and $314,900 for the years ended June 30, 1999, 2000 and 2001, respectively, and $157,395 and $154,793 for the six months ended December 31, 2000 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2001, are as follows:

                                                              OPERATING     CAPITAL
                                                                LEASES       LEASES
                                                              ----------   ----------
Year ending December 31,
  2002......................................................  $  198,230   $  980,066
  2003......................................................     136,188      905,742
  2004......................................................     136,188      127,585
  2005......................................................     136,188           --
  2006......................................................     136,188           --
  Thereafter................................................   2,689,713           --
                                                              ----------   ----------
          Total minimum lease payments......................  $3,432,695    2,013,393
                                                              ----------
Less -- amount representing interest........................                 (255,002)
                                                                           ----------
          Capital lease obligations.........................               $1,758,391
                                                                           ==========

     Insurance and Litigation

     On January 12, 2001, Introgen received notice that it had been named as a defendant in a first amended complaint filed on January 11, 2001 by Canji, Inc. in an action entitled, Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District). Canji, Inc. filed the original complaint against the Sidney Kimmel Cancer Center or SKCC, on March 24, 2000. On February 9, 2001, the action was removed to the United States District Court for the Southern District of California. On August 29, 2001, the case was remanded to California State Superior Court in San Diego County. The claims against Introgen in Canji's first amended complaint arise out of SKCC's grant of an exclusive license to us to patent rights resulting from gene therapy technology developed by SKCC under a sponsored research agreement between SKCC and Introgen. Canji contends that SKCC developed the technology using materials provided by Canji to SKCC under a Material Transfer Agreement, or MTA. Canji also contends that under the MTA, Canji had the right of first refusal to an exclusive license to any patent rights arising out of the technology developed by SKCC using these materials and that SKCC was prohibited from disclosing to Introgen the results of any research using Canji's materials. Canji also alleges that Introgen wrongfully obtained rights in intellectual property derived

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES from SKCC's use of Canji's materials and that Introgen knew of, or consciously disregarded, the existence of the MTA.

     In its answer, SKCC, who was a party to the MTA, stated that Canji's representations were false and made with the intent to defraud SKCC, and that SKCC would not have given its consent to the contract had it not been for Canji's fraudulent action. As relief against Introgen, Canji seeks (1) a declaratory judgment that Introgen are not entitled to the intellectual property rights conveyed by SKCC to Introgen, and that instead those rights belong to Canji, (2) the imposition of a constructive trust on the patent rights granted to Introgen and (3) injunctive relief to restore Canji to the position that it was in prior to SKCC's grant of intellectual property rights to Introgen. While Canji is not seeking an award of damages, it has requested reasonable attorney fees and costs. Management believes that Canji's allegations are without merit and Introgen intends to vigorously defend the action. The SKCC intellectual property is not material to Introgen's business.

     Introgen is also subject to numerous risks and uncertainties because of the nature and status of its operations, and it is subject to claims and legal actions arising in the normal course of business. Introgen maintains insurance coverage for events and in amounts that it deems appropriate. Management believes that uninsured losses, if any, would not be materially adverse to Introgen's financial position or results of operations.

     Employment Agreement

     Introgen has an employment agreement with its president and chief executive officer that provides for a base salary and bonuses through July 31, 2003. In addition to options previously granted under this agreement, it provides for the grant on August 1, 2002 of an option to purchase 50,000 shares of common stock at a price equal to the fair market value of the Company's common stock on that date.

8.  RELATED PARTIES

     The Chairman of Introgen's Board of Directors owns, and another member of its Board of Directors is a former employee of, a company to which Introgen pays consulting fees of approximately $175,000 per year and is obligated to continue paying this fee until such time as Introgen, at its option, terminates the services of that company. As of December 31, 2001, these two individuals hold options to purchase 348,544 shares of Introgen's common stock.

     Introgen has a consulting agreement with an individual primarily responsible for the creation of one of its technologies, who is also a stockholder of Introgen. Under this consulting agreement, Introgen paid this individual fees of $145,800, $150,000 and $150,000 during the years ended June 30, 1999, 2000 and 2001, respectively, and $75,000 and $78,750 during the six months ended December 31, 2000 and 2001, respectively. This consulting agreement, which we may terminate at our option upon one year's advance notice, provides for payments of $165,000 per annum until September 30, 2002, $181,500 per annum from October 1, 2002, through September 30, 2003, and $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation.

     Introgen subleases a portion of its facilities to M.D. Anderson Cancer Center under a lease with a non-cancelable term that expires in 2009. M.D. Anderson Cancer Center is obligated to pay Introgen rent of approximately $76,000 per month until February 2006 and $13,053 per month thereafter. This lease began in February 2001, after which time rental income related to this lease is included in other revenue. Rental income was $353,570 for the year ended June 30, 2001, and $517,608 for the six months ended December 31, 2001.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
-------                          -----------------------
3.1(a)     --  Certificate of Incorporation as currently in effect
3.1(b)     --  Amendment to Certificate of Incorporation, effective as of
               December 21, 2001
23.1       --  Consent of Arthur Andersen LLP, independent public
               accountants
24.1       --  Power of Attorney (See page 48)
99.1       --  Letter re: Arthur Andersen LLP Representations