Form 10-KT/A
period 2001-12-31
INTROGEN THERAPEUTICS INC
filed 2002-03-26
CIK 1018710

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               Amendment No. 1 to

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

        301 CONGRESS AVENUE, SUITE 1850
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Introgen Therapeutics, Inc. ("Introgen") filed with the Securities and Exchange Commission on March 20, 2002 ("Form 10-K") for the purpose of amending Item 9 of
Part II and Item 14 of Part IV of Introgen's Form 10-K.

                                     PART I

     No changes.

                                    PART II

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

     During each of the two years ended June 30, 2000 and 2001, the six-month transition period ended December 31, 2001, and through March 20, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     During each of the two years ended June 30, 2000 and 2001, the six-month transition period ended December 31, 2001, and through March 20, 2002, Arthur Andersen LLP did not advise us of any "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

     On March 6, 2002, we engaged Ernst & Young LLP as our principal accountants to audit our financial statements.

     During each of the two years ended June 30, 2000 and 2001, the six-month transition period ended December 31, 2001, and through March 6, 2002, we did not consult Ernst & Young LLP on any matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

                                    PART III

     No changes.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.  EXHIBITS

     (A) EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION OF DOCUMENT
-------                               -----------------------
 3.1(a)       --    Certificate of Incorporation as currently in effect
 3.1(b)       --    Amendment to Certificate of Incorporation, effective as of
                    December 21, 2001
 3.2(4)       --    Bylaws of Introgen as currently in effect
 4.1(2)       --    Specimen Common Stock Certificate
 4.2(5)       --    Certificate of Designations of Series A Non-Voting
                    Convertible Preferred Stock

EXHIBIT
NUMBER                                DESCRIPTION OF DOCUMENT
-------                               -----------------------
10.1(1)       --    Form of Indemnification Agreement between Introgen and each of its directors and officers
10.2(1)       --    1995 Stock Plan and form of stock option agreement
                    thereunder
10.3(3)       --    2000 Stock Option Plan and forms of stock option agreements thereunder
10.4(3)       --    2000 Employee Stock Purchase Plan and forms of agreements
                    thereunder
10.5(1)       --    Form of Series C Preferred Stock Purchase Agreement among
                    Introgen and certain investors
10.6(1)       --    Registration Rights Agreement, dated October 31, 1997
10.7(a)(1)    --    Assignment of Leases, dated November 23, 1998, by TMX Realty
                    Corporation and Riverway Bank, and other related agreements
10.7(b)(1)    --    Lease Agreement, dated June 7, 1996, by and between Introgen and Plaza del Oro Business Center
10.7(c)(2)    --    Amendment No. 1 to Lease Agreement, effective as of May 9,
                    1997
10.7(d)(2)    --    Amendment No. 2 to Lease Agreement, effective as of July 31,
                    1998
10.7(e)(2)    --    Amendment No. 3 to Lease Agreement, effective as of June 29,
                    2000
10.8(a)+(1)   --    Patent and Technology License Agreement, effective as of
                    July 20, 1994, by and between the Board of Regents of The
                    University of Texas System, M.D. Anderson Cancer Center and
                    Introgen
10.8(b)+(1)   --    Amendment No. 1 to Patent License Agreement, effective as of
                    September 1, 1996
10.9+(3)      --    Sponsored Research Agreement for Clinical Study, No. CS
                    93-27, dated February 11, 1993, between Introgen and M.D.
                    Anderson, as amended
10.10         --    [RESERVED]
10.11+(3)     --    Sponsored Research Agreement No. SR 93-04, dated February
                    11, 1993 between M.D. Anderson and Introgen, as amended
10.12         --    [RESERVED]
10.13+(3)     --    Sponsored Research Agreement No. SR 96-004 between Introgen and M.D. Anderson, dated January 17, 1996
10.14         --    [RESERVED]
10.15+(3)     --    License Agreement, dated March 29, 1996 between Introgen and
                    SKCC
10.16(1)      --    Consulting Agreement between Introgen and Jack A. Roth,
                    M.D., effective as of October 1, 1994
10.17(1)      --    Consulting Agreement between EJ Financial Enterprises, Inc.
                    and Introgen, effective as of July 1, 1994
10.18(a)(1)   --    Employment Agreement dated as of August 1, 1996 between
                    Introgen and David G. Nance
10.18(b)(1)   --    Amendment No. 1 to Employment Agreement, effective as of
                    August 1, 1998
10.18(c)(1)   --    Amendment No. 2 to Employment Agreement, effective as of
                    February 15, 2000
10.19(1)      --    Service Agreement, effective as of July 1, 1994, between
                    Introgen and Domecq Technologies, Inc.
10.20(a)+(1)  --    Collaboration Agreement (p53 Products), effective as of
                    October 7, 1994, between Introgen and RPR, as amended
10.20(b)+(3)  --    Addendum No. 1 to Collaboration Agreement (p53 Products),
                    dated January 23, 1996, between Introgen and RPR
10.20(c)+(1)  --    1997 Agreement Memorandum, effective as of July 22, 1997,
                    between Introgen and RPR
10.20(d)+(3)  --    Letter Agreement, dated April 19, 1999, from Introgen to RPR regarding manufacturing process for ADVEXIN gene therapy
10.21(a)+(1)  --    Collaboration Agreement (K-ras Products), effective as of
                    October 7, 1994, between Introgen and RPR, as amended

EXHIBIT
NUMBER                                DESCRIPTION OF DOCUMENT
-------                               -----------------------
10.21(b)(1)   --    Amendment No. 1 to Collaboration Agreement (K-ras Products),
                    effective as of September 27, 1995, between Introgen and RPR
10.22+(3)     --    Collaborative Research and Development Agreement dated
                    October 30, 1998 between Introgen, RPR and NCI
10.23+(1)     --    Non-Exclusive License Agreement, effective as of April 16,
                    1997, by Introgen and Iowa Research Foundation
10.24+(3)     --    Option Agreement, effective as of June 1, 1998, by Introgen and Imperial Cancer Research Technology Limited ("ICRT")
10.25+(3)     --    Option Agreement, effective as of January 1, 1999, by
                    Introgen and ICRT
10.26+(3)     --    Exclusive License Agreement, effective as of July 19, 1999, by Introgen and Corixa Corporation
10.27(a)      --    [RESERVED]
10.27(b)(1)   --    Letter dated January 28, 2000, from Introgen to LXR
                    Biotechnology ("LXR"), notifying LXR of its exercise of its option
10.27(c)+(2)  --    Exclusive License Agreement, effective as of May 16, 2000, by and between Introgen and LXR
10.28+(3)     --    Administrative Services and Management Agreement, effective as of January 1, 1999, by and between Introgen and Gendux,
                    Inc.
10.29+(3)     --    Research and Development Agreement, effective as of January
                    1, 1999, by and between Introgen and Gendux, Inc.
10.30+(3)     --    Delivery Technology License Agreement, effective as of
                    January 1, 1999, by and between Introgen and Gendux, Inc.
10.31+(3)     --    Target Gene License Agreement, effective as of January 1,
                    1999, by and between Introgen and Gendux, Inc.
10.32+(1)     --    Non-Exclusive License Agreement, effective as of August 17,
                    1998, by and between Introgen and National Institutes of
                    Health
10.33         --    [RESERVED]
10.34(2)      --    Master Lease Agreement, effective as of August 4, 1999, by and between Introgen and Finova Capital Corporation
10.35(2)      --    Construction Loan Agreement, effective as of July 24, 2000, by and between Introgen and Compass Bank
10.36+(5)     --    Restated p53 and K-ras Agreement, effective as of June 30,
                    2001, by and among Introgen, Aventis Pharmaceuticals Inc.
                    ("API") and Aventis Pharma S.A. ("Aventis")
10.37(5)      --    P53 Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis
10.38(5)      --    K-ras Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis
10.39(5)      --    Registration Rights Agreement, effective as of June 30,
                    2001, by and among Introgen, API and RPR
10.40(5)      --    Voting Agreement, effective as of June 30, 2001, by and
                    among Introgen, API and RPR
10.41++       --    Master Services Agreement, effective as of July 9, 2001,
                    between Introgen and PPD Development, LLC
21.1(1)       --    List of subsidiaries of Introgen
23.1          --    Consent of Arthur Andersen LLP, independent public
                    accountants
24.1          --    Power of Attorney (See page 48)
99.1          --    Letter re: Arthur Andersen LLP Representations

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

     (C) EXHIBITS

     See Item 14(3) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, Texas, this March 26, 2002.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K/A has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ DAVID G. NANCE                       President, Chief Executive       March 26, 2002
 ------------------------------------------------     Officer, and Director (Principal
                 (David G. Nance)                            Executive Officer)


            /s/ JAMES W. ALBRECHT, JR.               Chief Financial Officer (Principal   March 26, 2002
 ------------------------------------------------    Financial and Accounting Officer)
             (James W. Albrecht, Jr.)


             */s/  JOHN N. KAPOOR, PH.D.             Chairman of the Board and Director   March 26, 2002
 ------------------------------------------------
             (John N. Kapoor, Ph.D.)

        */s/ WILLIAM H. CUNNINGHAM, PH.D.                         Director                March 26, 2002
 ------------------------------------------------
          (William H. Cunningham, Ph.D.)

                 */s/  CHARLES E. LONG                            Director                March 26, 2002
 ------------------------------------------------
                (Charles E. Long)

           */s/  MAHENDRA G. SHAH, PH.D.                          Director                March 26, 2002
 ------------------------------------------------
            (Mahendra G. Shah, Ph.D.)

                   */s/  ELISE T. WANG                            Director                March 26, 2002
 ------------------------------------------------
                 (Elise T. Wang)


 *By:               /s/ DAVID G. NANCE
        -----------------------------------------
                     (David G. Nance)
                     Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
-------                          -----------------------
 10.41+  --    Master Services Agreement, effective as of July 9, 2001,
               between Introgen and PPD Develop-
               ment, LLC
 23.1*   --    Consent of Arthur Andersen LLP, independent public
               accountants

---------------

* Previously filed.

+ Confidential treatment has been requested for portions of this exhibit.