Form 10-Q
period 2002-03-31
INTROGEN THERAPEUTICS INC
filed 2002-05-15
CIK 1018710

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                                   ----------

                        COMMISSION FILE NUMBER: 000-21291

                                   ----------

                           INTROGEN THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   74-2704230
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification Number)

                         301 CONGRESS AVENUE, SUITE 1850
                               AUSTIN, TEXAS 78701
          (Address of principal executive offices, including zip code)

                                 (512) 708-9310
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of March 31, 2002, the Registrant had 21,454,865 shares of its common stock, $0.001 par value, issued and outstanding.

================================================================================

                           INTROGEN THERAPEUTICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                         PAGE NO.
-------        ---------------------                                         --------
Item 1.        Consolidated Financial Statements
               Condensed Consolidated Balance Sheets - as of
                   December 31, 2001 and March 31, 2002 (unaudited) .....        3
               Condensed Consolidated Statements of Operations for
                   the Three Months Ended March 31, 2001 and
                   March 31, 2002 (unaudited)............................        4
               Condensed Consolidated Statements of Cash Flows for
                   the Three Months Ended March 31, 2001 and
                   March 31, 2002 (unaudited)............................        5
               Notes to Condensed Consolidated Financial
                   Statements (unaudited)................................        6
Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................        7
Item 3.        Quantitative and Qualitative Disclosures About
                   Market Risk...........................................       19

PART II.       OTHER INFORMATION                                             PAGE NO.
--------       -----------------                                             --------

Item 1.        Legal Proceedings.........................................       20
Item 2.        Changes in Securities and Use of Proceeds.................       20
Item 3.        Defaults Upon Senior Securities...........................       21
Item 4.        Submission of Matters to a Vote of Security Holders.......       21
Item 5.        Other Information.........................................       21
Item 6.        Exhibits and Reports on Form 8-K..........................       21

SIGNATURES...............................................................       22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,         MARCH 31,
                                                                                             2001               2002
                                                                                        --------------     --------------
                                                                                                             (UNAUDITED)

                                         ASSETS
           Current Assets:
              Cash and cash equivalents ............................................    $   37,396,627     $   30,742,282
              Short-term investments ...............................................        11,427,915         10,958,212
              Accounts receivable ..................................................           137,014            216,063
              Other current assets .................................................           674,407            897,343
                                                                                        --------------     --------------
                Total current assets ...............................................        49,635,963         42,813,900
           Property and equipment, net of accumulated depreciation
              of $6,405,884 and $6,893,365, respectively ...........................        10,443,017         10,003,998
           Other assets ............................................................           345,477            342,133
                                                                                        --------------     --------------
                Total assets .......................................................    $   60,424,457     $   53,160,031
                                                                                        ==============     ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
              Accounts payable .....................................................    $      944,395     $      919,956
              Accrued liabilities ..................................................         4,029,808          4,388,285
              Deferred revenue .....................................................                --            237,450
              Current portion of capital lease obligations and notes payable .......         1,486,376          1,524,273
                                                                                        --------------     --------------
                Total current liabilities ..........................................         6,460,579          7,069,964

           Capital lease obligations, net of current portion .......................           957,467            740,920
           Notes payable, net of current portion ...................................         8,079,121          7,900,057
           Deferred revenue, long-term .............................................           361,467            425,964

           Commitments and contingencies

           Stockholders' Equity:
              Series A non-voting convertible preferred stock, $.001 par value,
                100,000 shares authorized, 100,000
                shares issued and outstanding ......................................               100                100
              Common stock, $.001 par value; 50,000,000 shares
                authorized, 21,446,363 and 21,454,865 shares issued
                and outstanding, respectively ......................................            21,446             21,455
              Additional paid-in capital ...........................................        94,544,109         94,497,921
              Deferred compensation ................................................        (2,485,220)        (2,045,075)
              Accumulated deficit ..................................................       (47,514,612)       (55,451,275)
                                                                                        --------------     --------------
                Total stockholders' equity .........................................        44,565,823         37,023,126
                                                                                        --------------     --------------
                Total liabilities and stockholders' equity .........................    $   60,424,457     $   53,160,031
                                                                                        ==============     ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                             2001               2002
                                                                        --------------     --------------
Contract manufacturing, grant and other revenue ....................    $       24,442     $      228,782

Costs and expenses:
   Research and development ........................................         3,784,509          6,698,591
   General and administrative ......................................         1,204,479          1,755,009
                                                                        --------------     --------------
     Loss from operations ..........................................        (4,964,546)        (8,224,818)

Interest income ....................................................           106,230            191,630
Interest expense ...................................................          (221,805)          (219,313)
Other income .......................................................           162,411            315,838
                                                                        --------------     --------------
Net loss ...........................................................    $   (4,917,710)    $   (7,936,663)
                                                                        ==============     ==============
Net loss per share, basic and diluted ..............................    $        (0.23)    $        (0.37)
                                                                        ==============     ==============
Shares used in computing basic and diluted net loss per share ......        21,268,187         21,450,085
                                                                        ==============     ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              2001                2002
                                                                          --------------     --------------

Cash flows from operating activities:
   Net loss ..........................................................    $   (4,917,710)    $   (7,936,663)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation ......................................................           542,200            487,481
   Compensation related to issuance of stock options .................           392,176            389,818
   Adjustment to investments .........................................           500,000                 --
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ......................           699,910            (79,049)
     Decrease (increase) in inventory ................................           750,000                 --
     Decrease (increase) in other assets .............................            56,436           (219,592)
     Increase (decrease) in accounts payable .........................          (397,021)           (24,439)
     Increase (decrease) in accrued liabilities ......................           103,974            358,477
     Increase (decrease) in deferred revenue .........................        (1,051,000)           301,947
                                                                          --------------     --------------
       Net cash used in operating activities .........................        (3,321,035)        (6,722,020)
                                                                          --------------     --------------
Cash flows from investing activities:
     Purchases of property and equipment .............................          (459,633)           (48,462)
     Purchases of short-term investments .............................       (23,407,897)        (6,900,000)
     Maturities of short-term investments ............................        28,417,278          7,369,703
                                                                          --------------     --------------
       Net cash provided by investing activities .....................         4,549,748            421,241
                                                                          --------------     --------------
Cash flows from financing activities:
     Proceeds from sale of common stock ..............................            24,392              4,148
     Proceeds from issuance of notes payable .........................         1,331,231                 --
     Principal payments under capital lease obligations and notes
        payable ......................................................          (190,114)          (357,714)
                                                                          --------------     --------------
       Net cash provided by (used in) financing activities ...........         1,165,509           (353,566)
                                                                          --------------     --------------
Net increase (decrease) in cash ......................................         2,394,222         (6,654,345)
Cash, beginning of period ............................................         4,699,663         37,396,627
                                                                          --------------     --------------
Cash, end of period ..................................................    $    7,093,885     $   30,742,282
                                                                          ==============     ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest ............................................    $      241,553     $      215,448
                                                                          ==============     ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. FORMATION AND BUSINESS:

    Introgen Therapeutics, Inc., a Delaware corporation, and its subsidiaries (Introgen) develop gene therapy products for the treatment of cancer. Introgen's lead product candidate, ADVEXIN(R) gene therapy, combines the naturally occurring p53 tumor suppressor gene with Introgen's adenoviral delivery system. Introgen is conducting Phase III clinical trials of ADVEXIN gene therapy in head and neck cancer, has completed a Phase II clinical trial in non-small cell lung cancer, is conducting a Phase I/II clinical trial in breast cancer, and is conducting several Phase I clinical trials in other types of cancer. Introgen is developing additional gene therapy product candidates, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Introgen's INGN 241 product candidate, which combines the mda-7 gene with Introgen's gene delivery system, is undergoing safety testing in a Phase I clinical trial. Introgen is developing therapies for cancer and other diseases based on the use of genes as therapeutic agents, which may offer safer and more effective treatments than are currently available.

    Introgen manufactures its own gene therapy-based products for use in clinical trials. Introgen has not generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Introgen's research and development activities involve a high degree of risk and uncertainty, and its ability to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Introgen's future success.

     Since its inception in 1993, Introgen has used its resources primarily to conduct research and development activities for ADVEXIN gene therapy and, to a lesser extent, for other product candidates. At March 31, 2002, Introgen had an accumulated deficit of approximately $55.5 million. Introgen anticipates that it will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. Introgen expects that cash needed for operating activities may increase as it continues its ADVEXIN gene therapy Phase III clinical trials and its research and development of various gene therapy technologies. Since inception, Introgen's only significant revenues have been payments from Aventis Pharma (Aventis) under collaborative research and development agreements for Introgen's early-stage development work on ADVEXIN gene therapy and Aventis' purchases of ADVEXIN gene therapy product Introgen manufactured for Aventis' use in the later-stage clinical trials it previously performed. Introgen has also earned revenue from federal research grants, contract manufacturing and process development activities and interest income on cash placed in short-term investments.

    Until June 30, 2001, Introgen developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements with Aventis Pharmaceuticals, Inc., a wholly-owned subsidiary of Aventis. In June 2001, Introgen and Aventis restructured this collaborative relationship. Under this restructuring, Introgen assumed responsibility for the worldwide development of all p53- and K-ras-based products, and acquired additional marketing and commercialization rights with respect to those products. Introgen assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products and is now fully responsible for all pre-clinical research and development and clinical trials for new gene therapy products. As of March 31, 2002, Introgen had an accrued liability of approximately $1.0 million for amounts Introgen may have to pay Aventis for costs Aventis incurred with third parties in completing the transition of these clinical trials from Aventis to Introgen.

    In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to Introgen all patents covering the manufacture, sale, offering for sale, importation or use of ADVEXIN gene therapy, all K-ras patents and delivery patents and all proprietary Aventis targeting technologies. Aventis agreed not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes for a period of seven years. Introgen now has the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis transferred to Introgen all trademarks and goodwill associated with the developed p53-based gene therapy products.

2. BASIS OF PRESENTATION:

    The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 2001, and for the six months then ended, included in Introgen's Transition Report on Form 10-K, as filed with the SEC on March 20, 2002.

    On March 12, 2002, Introgen filed a report with the SEC on Form 8-K reporting its dismissal of Arthur Andersen LLP and concurrent engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002.

3. NET LOSS PER SHARE:

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

4. INVESTMENT IN VIRRX, INC.:

    During the quarter ended March 31, 2002, Introgen entered into an agreement with VirRx, Inc. (VirRx) to purchase shares of its Series A Preferred Stock. In accordance with the agreement, Introgen purchased $75,000 of VirRx Series A Preferred Stock for cash during that period. Introgen has agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter beginning April 1, 2002, and continuing through January 1, 2006. Introgen has made the April 1, 2002 purchase. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between Introgen and VirRx for the development of VirRx's technologies. Introgen may unilaterally terminate this collaboration and license agreement with 90 days prior notice at any time after March 7, 2003, which would also terminate the requirement for Introgen to make any additional stock purchases. Provided the collaboration and license agreement remains in place, Introgen will make additional milestone stock purchases, either for cash or through the issuance of Introgen common stock, upon the completion of Phase I, Phase II and Phase III clinical trials involving technologies licensed under this agreement and will make a $5.0 million cash milestone payment to VirRx, for which Introgen receives no VirRx stock, upon approval by the United States Food and Drug Administration (FDA) of a biologics license application involving these technologies. To the extent Introgen has already made cash milestone payments, it may receive a credit of 50% of the Phase II clinical trial milestone payments and 25% of the Phase III clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. Introgen has an option to purchase all outstanding shares of VirRx at any time until March 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

    We are a leading developer of gene therapy products for the treatment of cancer. Our drug discovery and development programs have resulted in innovative approaches by which physicians use genes to treat cancer and other diseases. Our lead product candidate, ADVEXIN(R) gene therapy, combines the p53 gene, one of the most potent members of a group of naturally occurring genes, the tumor suppressor genes, which act to protect cells from becoming cancerous, with a gene delivery system that we have developed and extensively tested. We are conducting pivotal Phase III clinical trials of ADVEXIN gene therapy in head and neck cancer. Pivotal

Phase III trials are typically the final trials required for FDA approval. We have completed a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various types of lung cancer. Phase II trials are efficacy trials. We are conducting a Phase I/II trial of ADVEXIN gene therapy in breast cancer. We are also conducting several Phase I clinical trials, or safety trials, of ADVEXIN gene therapy in other types of cancer. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN gene therapy, establishing a large safety database.

    We are developing additional gene therapy product candidates that we believe may be effective in treating certain cancers, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Our INGN 241 product candidate, which combines the mda-7 gene with our gene delivery system, is undergoing safety testing in a Phase I clinical trial.

    Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN gene therapy and, to a lesser extent, for other product candidates. At March 31, 2002, we had an accumulated deficit of approximately $55.5 million. We anticipate that we will incur losses in the future that are likely to be greater than cumulative losses incurred in prior years. At March 31, 2002, we had cash, cash equivalents and short-term investments of $41.7 million. During the three months ended March 31, 2002, we used $6.7 million of cash for operating activities. This cash usage rate may increase in future periods as we continue our ADVEXIN gene therapy Phase III clinical trials and our research and development of various other gene therapy technologies. Since our inception, our only significant revenues have been payments from Aventis under collaborative research and development agreements for our early-stage development work on ADVEXIN gene therapy and Aventis' purchases of ADVEXIN gene therapy product we manufactured for use in the later-stage clinical trials it previously performed. As a result of the June 2001 restructuring of our collaborative relationship with Aventis, we no longer receive these revenues from Aventis. We have also earned interest income on cash placed in short-term investments. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

    Until June 30, 2001, we developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements with Aventis Pharmaceuticals, Inc., a wholly-owned subsidiary of Aventis. In June 2001, we restructured this collaborative relationship. Under this restructuring, we assumed responsibility for the worldwide pre-clinical and clinical development of all p53- and K-ras-based gene therapy products, acquired all marketing and commercialization rights with respect to those products, sold $25.0 million of non-voting preferred stock to Aventis (for which we received payment in July
2001), and made a one-time payment in August 2001 of $2.0 million to Aventis in consideration for internal costs it incurred in facilitating the transition of control and performance of these clinical trials to us. We no longer receive collaborative research and development or product sales revenue from Aventis, which, over the life of the collaboration, totaled $57.2 million and $7.5 million, respectively. As of March 31, 2002, we had an accrued liability of approximately $1.0 million for amounts we may have to pay Aventis for costs Aventis incurred with third parties in completing the transition of these clinical trials from Aventis.

    In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to us all of its patents covering the manufacture, sale, offering for sale, importation or use of ADVEXIN gene therapy and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period of seven years, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes. We now have the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis transferred to us all trademarks and goodwill associated with ADVEXIN gene therapy.

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

    Short-Term Investments. Short-term investments consist of investments in short-term, investment grade securities, which consist primarily of federal and state government obligations, commercial paper and/or corporate bonds with various maturity dates not exceeding one year. All short-term investments have been classified as held-to-maturity and are carried at amortized cost. At any point in time, amortized costs may be greater or less than fair value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, we could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

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

RESULTS OF OPERATIONS

REVENUES

    Contract Manufacturing, Grant and Other Revenue. We earn contract manufacturing revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn grant revenue under research grants from U.S. Government agencies. Contract manufacturing, grant and other revenue was $228,782 for the quarter ended March 31, 2002, compared to $24,442 for the quarter ended March 31, 2001. This increase was due to our having multiple contract manufacturing agreements in place in 2002 with Biogen, Inc. and other companies, compared to limited activity in 2001, and having in place a larger number of Federal grants in 2002 compared to 2001.

COSTS AND EXPENSES

    Research and Development. Research and development expenses, excluding amortization of deferred stock compensation of $107,000 in 2002 and $111,000 in 2001, were $6.6 million for the quarter ended March 31, 2002, compared to $3.7 million for the quarter ended March 31, 2001. As a result of the June 2001 restructuring of our collaborative relationship with Aventis, we assumed responsibility for conducting and funding the Phase II and Phase III clinical trials for ADVEXIN gene therapy subsequent to that date. The 78% increase in research and development expenses in 2002 compared to 2001 is a result of our being responsible for all expenses of those trials in 2002, whereas we incurred no such expenses in 2001 since Aventis paid the costs of those trials during that time.

    General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation of $282,000 in 2002 and $281,000 in 2001, were $1.5 million for the quarter ended March 31, 2002, compared to $924,000 for the quarter ended March 31, 2001. This 62% increase was primarily due to the additional administrative costs associated with conducting the Phase II and Phase III clinical trials for ADVEXIN gene therapy as a result of restructuring our collaboration with Aventis.

    Amortization of Deferred Compensation. Amortization of deferred stock compensation was $390,000 for the quarter ended March 31, 2002, compared with $392,000 for the quarter ended March 31, 2001. This expense was relatively constant between these periods since substantially all options to purchase common stock issued subsequent to March 31, 2001 have had an option price equal to the market price of our common stock on the date of issuance, such that no additional deferred compensation has arisen since March 31, 2001. Also, there have been no options of significance for which deferred compensation arising prior to March 31, 2001, became fully amortized subsequent to that date. The amount of deferred compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

    Interest income was $192,000 for the quarter ended March 31, 2002, compared with $106,000 for the quarter ended March 31, 2001, which is an increase of 81%. Interest income for 2001 is net of a $500,000 reduction of interest income to recognize the decline in the market value of certain commercial paper held as an investment. After considering the effects of this reduction, our interest income declined in 2002 compared to 2001 due to a general decrease in interest rates between periods and our more conservative investment philosophy subsequent to the events of September 11, 2001.

    Interest expense was $219,000 for the quarter ended March 31, 2002, compared with $222,000 for the quarter ended March 31, 2001. This expense was relatively constant between these periods as there were no new borrowings of significance subsequent to March 31, 2001, and principal reductions as a result of debt service payments since March 31, 2001 were minimal since most of our significant debt is still in the early stages of principal amortization.

    Other income was $316,000 for the quarter ended March 31, 2002, compared to $162,000 for the quarter ended March 31, 2001. This 95% increase in other income was due to our sublease of space to M. D. Anderson Cancer Center that was in place for all of the 2002 period but for only a portion of the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred annual operating losses since our inception, and at March 31, 2002, we had an accumulated deficit of $55.5 million. From inception through March 31, 2002, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $14.6 million of private equity sales, net of offering costs, to others, $7.5 million of sales of ADVEXIN gene therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $5.3 million from interest income earned on cash and short- and long-term investments.

    At March 31, 2002, we had cash and short-term investments of $41.7 million, compared with $48.8 million at December 31, 2001. This decrease was primarily a result of the use of cash to fund our operations. For at least the next two years, we expect to focus our activities primarily on conducting Phase III clinical trials, conducting data analysis, preparing regulatory documentation including FDA submissions and conducting pre-marketing activities for ADVEXIN gene therapy. We also expect to continue our research and development of various other gene therapy technologies. The majority of our expenditures over this period will most likely relate to the clinical trials of ADVEXIN gene therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the three months ended March 31, 2002. We believe our existing working capital can fund our operations for the next eighteen to twenty-four months, although unforeseen events could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

    Net cash used in operating activities was $6.7 million for the quarter ended March 31, 2002, and $3.3 for the quarter ended March 31, 2001. The increase in cash used was primarily the result of (1) a higher net loss in 2002 compared to 2001, (2) a smaller decrease in receivables and inventory attributable to Aventis collaboration activities in 2002 compared to 2001 due to the restructuring of the Aventis collaboration in 2001, and (3) an increase in other assets in 2002 compared to a decrease in other assets in 2001 due to a higher level of clinical trial activity requiring an increase in the prepayment of certain expenses. These increases were offset by (1) a smaller decrease in accounts payable and an increase in accrued liabilities in 2002 compared to 2001 due to the increase in operating expenses in 2002 resulting from Advexin clinical trials activity and (2) an increase in deferred revenue in 2002 compared to a decrease in 2001. The decrease in deferred revenue in 2001 was related to the earning of revenue on sales of inventory to Aventis, an activity that no longer exists as a result of the Aventis collaboration restructuing in 2001. The increase in deferred revenue in 2002 was related to the deferral of the recognition of income under the sublease of space to M. D. Anderson Cancer Center, which was in place for all of the 2002 period but for only a portion of the 2001 period.

    Net cash provided by investing activities was $421,000 for the quarter ended March 31, 2002, and $4.5 million for the quarter ended March 31, 2001. This decrease is primarily due to investing activity in 2002 being focused within cash and cash equivalents while in 2001 there was a higher level of investment activity that resulted in the movement of funds between cash and cash equivalents, short-term and long-term investments. This change in the nature of investment activity was due to a more conservative investment philosophy subsequent to the events of September 11, 2001. The costs associated with purchases of property and equipment declined in 2002 compared to 2001 because the 2001 period included costs related to the completion of tenant improvements to the space subleased to M. D. Anderson Cancer Center, for which there were no similar costs in 2002. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash, cash equivalents and short-term investments available to fund operating activities.

     Net cash used by financing activities was $354,000 for the quarter ended March 31, 2002, and net cash provided by financing activities was $1.2 million for the quarter ended March 31, 2001. This change between periods is due to the 2001 period including the receipt of proceeds from a note payable used to finance tenant improvements for the sublease of space to M. D. Anderson Cancer Center, which were completed in 2001. Meanwhile, principal payments under capital lease obligations and notes payable were higher in 2002 compared to 2001 due to debt service requirements commencing on this note payable subsequent to March 31, 2001.

     During the quarter ended March 31, 2002, we entered into an agreement with VirRx, Inc. (VirRx) to purchase shares of its Series A Preferred Stock. In accordance with the agreement, we purchased $75,000 of VirRx Series A Preferred Stock for cash during that period. We have agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter beginning April 1, 2002, and continuing through January 1, 2006. We have made the April 1, 2002 purchase. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between Introgen and VirRx for the development of VirRx's technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice after March 7, 2003, which would also terminate our requirement to make any additional stock purchases. Provided the collaboration and license agreement remains in place, we will make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase I, Phase II and Phase III clinical trials involving technologies licensed under this agreement and we will make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon FDA approval of a biologics license application involving these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase II clinical trial milestone payments and 25% of the Phase III clinical trial milestone payments against this $5.0 cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. We have an option to purchase all outstanding shares of VirRx at any time until March 2007.

    We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate payments due under these obligations are as follows:

TOTAL DEBT SERVICE AND CAPITAL LEASE PAYMENTS DUE DURING
  THE YEAR ENDING DECEMBER 31,
  2002 .....................................................    $    2,292,602
  2003 .....................................................         2,218,278
  2004 .....................................................         1,440,121
  2005 .....................................................         1,312,536
  2006 .....................................................           860,280
  Thereafter ...............................................         9,670,332
                                                                --------------
Total debt service and capital lease payments ..............        17,794,149
  Less portion representing interest .......................        (7,271,185)
                                                                --------------
Total principal balance at December 31, 2001 ...............    $   10,522,964
                                                                ==============

PRINCIPAL BALANCE PRESENTED ON THE DECEMBER 31, 2001
  BALANCE SHEET AS LIABILITIES IN THESE CATEGORIES:
  Current  portion of  obligations  under capital leases
     and notes payable .....................................    $    1,486,376
  Capital lease obligations, net of current portion ........           957,467
  Notes payable, net of current portion ....................         8,079,121
                                                                --------------
Total principal balance at December 31, 2001 ...............    $   10,522,964
                                                                ==============

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

     YEAR ENDING DECEMBER 31,
       2002.........................................   $   198,230
       2003.........................................       136,188
       2004.........................................       136,188
       2005.........................................       136,188
       2006.........................................       136,188
       Thereafter...................................     2,689,713
                                                       -----------
     Total minimum lease payments under operating
       leases.......................................   $ 3,432,695
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

    We have a consulting agreement with an individual primarily responsible for the creation of one of our technologies, who is also one of our stockholders. This agreement provides for payments to such individual of $165,000 per annum until September 30, 2002, $181,500 per annum from October 1, 2002 through September 30, 2003, and $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year's advance notice. If we had terminated this agreement as of March 31, 2002, we would have been obligated to make final payments to this individual totaling $173,250.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  WE MAY ENCOUNTER DELAYS OR DIFFICULTIES IN CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES, WHICH MAY DELAY OR PRECLUDE REGULATORY APPROVAL OF SOME OR ALL OF OUR PRODUCT CANDIDATES.

    In order to commercialize our product candidates, we must obtain regulatory approvals. Satisfaction of regulatory requirements typically takes many years, and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our product candidates are safe and effective for a particular cancer type or other disease.

    We are conducting Phase III clinical trials of our lead product candidate, ADVEXIN(R) gene therapy, for the treatment of head and neck cancer, and are conducting numerous Phase I and Phase II clinical trials of ADVEXIN gene therapy for other cancer types. Current or future clinical trials may demonstrate that ADVEXIN gene therapy is neither safe nor effective.

    While we are conducting a Phase I clinical trial with INGN 241, a product candidate based on the mda-7 gene, our most significant clinical trial activity and experience has been with ADVEXIN gene therapy. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other gene therapy product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Current or future trials may demonstrate that INGN 241 or other product candidates are neither safe nor effective.

    Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase III clinical trials of ADVEXIN gene therapy for the treatment of head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN gene therapy or any other product candidates. In addition, we or the FDA might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:

    o the failure of the product candidate to be more effective than current therapies;

    o the presence of unforeseen adverse side effects of a product candidate, including its delivery system;

    o the longer than expected time required to determine whether or not a product candidate is effective;

    o the death of patients during a clinical trial, even though the product candidate may not have caused those deaths;

    o the failure to enroll a sufficient number of patients in our clinical trials; or

    o the our inability to produce sufficient quantities of a product candidate to complete the trials.

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

  WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

    We have generated operating losses since we began operations in June 1993. As of March 31, 2002, we had an accumulated deficit of approximately $55.5 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue. Presently, we earn minimal revenue from contract manufacturing activities, grants, interest income and rent from the sublease to others of a portion of our facilities. In the past, we earned revenue from Aventis under collaborative agreements for research and development and sales of ADVEXIN gene therapy for use in Aventis' clinical trials, neither of which revenues we will receive in the future under our restructured agreements with Aventis. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

  IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE AND FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAM AND COMPLETE OUR CLINICAL TRIALS.

    Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our operations over the next eighteen to twenty-four months with our current working capital, resulting primarily from the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in June 2001, income from contract manufacturing and research grants, debt financing of equipment acquisitions and interest on invested funds. We may raise additional capital sooner, however, due to a number of factors, including:

    o an acceleration of the number, size or complexity of our clinical trials;

    o slower than expected progress in developing ADVEXIN gene therapy, INGN 241 or other product candidates;

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

  AS A RESULT OF THE RESTRUCTURING OF OUR COLLABORATIVE RELATIONSHIP WITH AVENTIS, OUR PRODUCT DEVELOPMENT MAY BE DELAYED.

    In the past, we relied to a significant extent on Aventis to fund and support the development of products based on the p53 and K-ras genes, including ADVEXIN gene therapy. In June 2001, we restructured our collaborative relationship with Aventis. Under this restructuring, we assumed responsibility for the worldwide development of all p53- and K-ras-based products. Our development and commercialization efforts for these products could be delayed if we are unable to commit the necessary resources to fund the development of the p53 and K-ras programs.

    Historically, Aventis agreed on an annual basis whether, and to what extent, it would continue to fund our early-stage development in North America of products based on the p53 or K-ras genes, which includes pre-clinical research and development and Phase I clinical trials. Since we assumed responsibility for the development of all p53 and K-ras products under the terms of the restructuring, if we decide to continue this development, we would have to fund this development ourselves or obtain funding from other sources. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort would be delayed.

    Under the terms of the prior collaboration agreements with Aventis, once we had completed Phase I clinical trials of a product candidate based on the p53 and K-ras genes, Aventis could have elected to pursue later-stage clinical development of that product candidate, which includes conducting Phase II and Phase III clinical trials, commercializing the product, making all further submissions to existing IND, applications and preparing all product license applications. However, under the terms of the restructuring, we are responsible for later-stage clinical development. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort would be delayed.

  IF WE CANNOT MAINTAIN OUR OTHER CORPORATE AND ACADEMIC ARRANGEMENTS AND ENTER INTO NEW ARRANGEMENTS, PRODUCT DEVELOPMENT COULD BE DELAYED.

    Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, Imperial Cancer Research Technology Limited, the National Cancer Institute and Corixa Corporation. Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

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

    Serious unwanted side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. The death in 1999 of a patient undergoing gene therapy using an adenoviral vector to deliver a gene for disease treatment in a clinical trial that was unrelated to our clinical trials, was widely publicized. As a result of this death, the United States Senate held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, or NIH, evaluated and continues to evaluate the use of adenoviral vectors in gene therapy clinical trials. The RAC has made recommendations to the NIH director concerning prospective review of study designs and adverse event reporting procedures, and the FDA has requested that sponsors of clinical trials provide detailed procedures for supervising clinical investigators and clinical trial conduct. In addition, the FDA has recently begun to conduct more frequent inspections at clinical trial sites. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

    Following routine procedure, we report to the FDA and other regulatory agencies serious adverse events that we believe may be reasonably related to our gene therapy treatment. Such serious adverse events, whether treatment related or not, could result in negative public perception of our gene therapy treatment and additional regulatory review or measures, which could increase the cost of or prolong our clinical trials.

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

    Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we are currently seeking patent protection for adenoviral p53, including ADVEXIN gene therapy, and its use in cancer therapy. Further, in February 2001, we were issued a United States patent for our adenovirus production technology. We also control, through licensing arrangements, two issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, and one issued United States patent covering the use of adenoviral p53 in cancer therapy. Our competitors may challenge the validity of one or more of our combination therapy, our adenoviral process technology or our adenoviral p53 therapy patents in the courts or through an administrative procedure known as an interference. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage.

    The PTO has notified us that one of our patent applications, which involves the use of retrovirus, not adenovirus (which retroviral technologies do not relate to any of our current product candidates) has been allowed, but that its issuance is being suspended for the possible institution of interference proceedings. An interference proceeding is instituted by the PTO to determine, as between two or more parties claiming the same patentable invention, which party has the right to the patent. If any of these or other patent applications becomes involved in an interference proceeding, there is a likelihood that it will take many years to resolve. Resolution of any such interference will require that we expend time, effort and money. Only the application directed to the adenoviral p53 technology is relevant to our current potential products. If an interference is declared with respect to the adenoviral p53 application, and if the opponent ultimately prevails in the interference, the opponent will have a patent that could cover our potential ADVEXIN gene therapy product or its clinical use. The patent application that is currently involved in an ongoing interference proceeding does not relate to any of our product candidates. While the resolution of this interference will require that we expend time, effort and money, its outcome is not expected to affect any of our current commercialization efforts.

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

    We are currently involved in three opposition proceedings before the European Patent Office, or EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. In another opposition, involving a European patent directed to the use of a tumor suppressor gene, the European Patent Office revoked the European patent in its entirety. Canji will have the opportunity to appeal this revocation. The third opposition is in an earlier stage. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our or our collaborators' ability to commercialize our potential commercial products in Europe.

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

    o we market ADVEXIN gene therapy, INGN 241 and other product candidates effectively.

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

    Our manufacturing facilities have not yet been subject to an FDA or other regulatory inspection. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN gene therapy or any other product candidates would be significantly hampered, and we would incur delays in our pre-clinical testing, clinical trials and commercialization efforts.

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

    o   results of our pre-clinical and clinical trials;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    At March 31, 2002, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are involved from time to time in legal proceedings relating to claims arising out of our operation in the ordinary course of business, including actions relating to intellectual property rights.

    On January 12, 2001, we received notice that we had been named as a defendant in a first amended complaint filed on January 11, 2001 by Canji, Inc. in an action entitled, Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District). Canji filed the original complaint against the Sidney Kimmel Cancer Center, or SKCC, on March 24, 2000. On February 9, 2001, the action was removed to the United States District Court for the Southern District of California. On August 29, 2001, the case was remanded to California State Superior Court in San Diego County. The claims against us in Canji's first amended complaint arise out of SKCC's grant of an exclusive license to us to patent rights resulting from gene therapy technology developed by SKCC under a sponsored research agreement between SKCC and us. Canji contends that SKCC developed the technology using materials provided by Canji to SKCC under a Material Transfer Agreement, or MTA. Canji also contends that under the MTA, Canji had the right of first refusal to an exclusive license to any patent rights arising out of the technology developed by SKCC using these materials and that SKCC was prohibited from disclosing to us the results of any research using Canji's materials. Canji also alleges that we wrongfully obtained rights in intellectual property derived from SKCC's use of Canji's materials and that we knew of, or consciously disregarded, the existence of the MTA.

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

    We do not believe that the outcome of any present, or all litigation in the aggregate, other than our opposition of three European patents owned by Canji, will have a material effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Pursuant to a stock purchase agreement with Aventis executed on June 30, 2001, we issued 100,000 shares of Series A Non-Voting Convertible Preferred Stock to Aventis in exchange for $25.0 million, the payment for which was received on July 2, 2001. We relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration, as the sale was to a single accredited investor. Under the terms of the Certificate of Designations filed in connection with the sale, the Series A Non-Voting Convertible Preferred Stock is convertible into 2,343,721 shares of our common stock at any time upon either party's election. We expect to use the proceeds from this sale for research and development, including clinical trials, the advancement of our process development and manufacturing capabilities, the initiation of product marketing and commercialization programs, and for general corporate purposes, including working capital.

    We closed our initial public offering of common stock on October 17, 2000, pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on October 11, 2000. This sale of the shares of common stock generated aggregate net proceeds of approximately $32.2 million. From October 17, 2000 through March 31, 2002, and for the quarter ended March 31, 2002, we used approximately $15.5 million and $7.1 million, respectively, of these net proceeds for operating, investing and financing activities. Pending these uses, the remaining $16.7 million of net proceeds of the initial public offering are invested in interest-bearing, investment grade securities. Other than the payment of salary to our officers and the reimbursement of certain out-of-pocket expenses of our directors, we have not made any payments out of these proceeds to our directors or officers, or any person owning ten percent or more of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS:

        10.42+ Series A Preferred Stock Purchase Agreement, effective as of March 7, 2002, by and among Introgen, VirRx, Inc. and certain stockholders of VirRx, Inc.

        10.43+ Collaboration and License Agreement, effective as of March 7, 2002, by and between Introgen and VirRx, Inc.

        ----------

        + Confidential treatment has been requested for portions of this exhibit.

    (b) REPORTS ON FORM 8-K:

    In connection with the dismissal of Arthur Andersen LLP as our independent public accountants, we filed a Current Report on Form 8-K on March 12, 2002, as amended on March 18, 2002, March 20, 2002 and March 22, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTROGEN THERAPEUTICS, INC.

Date:  May 15, 2002            By: /s/ James W. Albrecht, Jr.
                                   --------------------------------------------
                                   James W. Albrecht, Jr.
                                   On behalf of the Registrant and as Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------

   10.42+    Series A Preferred Stock Purchase Agreement, effective as of March 7, 2002, by and among Introgen, VirRx, Inc. and certain stockholders of VirRx, Inc.

   10.43+    Collaboration and License Agreement, effective as of March 7, 2002, by and between
             Introgen and VirRx, Inc.

---------
+ Confidential treatment has been requested for portions of this exhibit.