Form 10-Q
period 2002-06-30
INTROGEN THERAPEUTICS INC
filed 2002-08-14
CIK 1018710

================================================================================


                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO         .
                                             --------    --------

                                ----------------

                        COMMISSION FILE NUMBER: 000-21291

                                ----------------


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

As of June 30, 2002, the Registrant had 21,464,748 shares of its common stock, $0.001 par value per share, issued and outstanding.

================================================================================

                           INTROGEN THERAPEUTICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                              PAGE NO.
-------      ---------------------                                              --------
Item 1.      Consolidated Financial Statements
             Condensed Consolidated Balance Sheets - as of
              December 31, 2001 and June 30, 2002 (unaudited)............          3
             Condensed Consolidated Statements of Operations for
              the Three and Six Months Ended June 30, 2001 and
              June 30, 2002 (unaudited)..................................          4
             Condensed Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 2001 and
              June 30, 2002 (unaudited)..................................          5
             Notes to Condensed Consolidated Financial
              Statements (unaudited).....................................          6
Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................          7
Item 3.      Quantitative and Qualitative Disclosures About
              Market Risk................................................          21

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings...........................................          21
Item 2.      Changes in Securities and Use of Proceeds...................          22
Item 3.      Defaults Upon Senior Securities.............................          22
Item 4.      Submission of Matters to a Vote of Security Holders.........          22
Item 5.      Other Information...........................................          23
Item 6.      Exhibits and Reports on Form 8-K............................          23

SIGNATURES...............................................................          24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,      JUNE 30,
                                                                           2001            2002
                                                                       ------------    ------------
                                                                                        (UNAUDITED)
                              ASSETS

Current Assets:
  Cash and cash equivalents ........................................   $ 37,396,627    $ 10,875,619
  Short-term investments ...........................................     11,427,915      25,917,295
  Accounts receivable ..............................................        137,014          74,355
  Other current assets .............................................        674,407         591,220
                                                                       ------------    ------------
    Total current assets ...........................................     49,635,963      37,458,489
Property and equipment, net of accumulated depreciation
    of $6,405,884 and $7,365,190, respectively .....................     10,443,017       9,559,779
Other assets .......................................................        345,477         321,169
                                                                       ------------    ------------
    Total assets ...................................................   $ 60,424,457    $ 47,339,437
                                                                       ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities .........................   $  4,974,203    $  6,255,088
  Deferred revenue .................................................             --         285,170
  Current portion of capital lease obligations and notes payable....      1,486,376       1,583,198
                                                                       ------------    ------------
     Total current liabilities .....................................      6,460,579       8,123,456

Capital lease obligations, net of current portion ..................        957,467         525,523
Notes payable, net of current portion ..............................      8,079,121       7,686,619
Deferred revenue, long-term ........................................        361,467         490,461
                                                                       ------------    ------------
     Total liabilities .............................................     15,858,634      16,826,059
                                                                       ------------    ------------
Commitments and contingencies

Stockholders' Equity:
Series A non-voting convertible preferred stock, $.001 par
  value, 100,000 shares authorized, 100,000
  shares issued and outstanding ....................................            100             100
Common stock, $.001 par value; 50,000,000 shares
  authorized, 21,446,363 and 21,464,748 shares issued
  and outstanding, respectively ....................................         21,446          21,465
Additional paid-in capital .........................................     94,544,109      94,503,375
Deferred compensation ..............................................     (2,485,220)     (1,693,516)
Accumulated deficit ................................................    (47,514,612)    (62,318,046)
                                                                       ------------    ------------
  Total stockholders' equity .......................................     44,565,823      30,513,378
                                                                       ------------    ------------
  Total liabilities and stockholders' equity .......................   $ 60,424,457    $ 47,339,437
                                                                       ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                               2001                 2002            2001                 2002
                                                           ------------         ------------    ------------         ------------
Contract services, grant and other revenue .............   $    268,872         $    321,769    $    293,313         $    550,551
Costs and expenses:
   Research and development ............................      6,074,922            5,805,134       9,861,055           12,503,725
   General and administrative ..........................      1,632,143            1,679,282       2,834,996            3,434,291
                                                           ------------         ------------    ------------         ------------
     Loss from operations ..............................     (7,438,193)          (7,162,647)    (12,402,738)         (15,387,465)
Interest income ........................................        340,801              165,862         447,030              357,492
Interest expense .......................................       (246,713)            (203,399)       (468,518)            (422,712)
Other income ...........................................        191,159              333,413         353,570              649,251
                                                           ------------         ------------    ------------         ------------
     Net loss ..........................................   $ (7,152,946)        $ (6,866,771)   $(12,070,656)        $(14,803,434)
                                                           ============         ============    ============         ============
     Net loss per share, basic and diluted .............   $      (0.34)        $      (0.32)   $      (0.57)        $      (0.69)
                                                           ============         ============    ============         ============
     Shares used in computing basic and diluted net
          loss per share ...............................     21,335,576           21,463,163      21,300,268           21,456,707
                                                           ============         ============    ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                            2001            2002
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net loss ..................................................................          $(12,070,656)   $(14,803,434)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation ..............................................................             1,160,480         959,306
   Compensation related to issuance of stock options .........................               843,460         741,377
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ..............................               709,262          62,659
     Decrease (increase) in inventory ........................................               750,000              --
     Decrease (increase) in other assets .....................................               (66,067)        107,495
     Increase (decrease) in accounts payable and accrued liabilities .........             2,427,477       1,280,885
     Increase (decrease) in deferred revenue .................................              (763,000)        414,164
                                                                                        ------------    ------------
       Net cash used in operating activities .................................            (7,009,044)    (11,237,548)
                                                                                        ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment .....................................              (626,689)        (76,068)
     Purchases of short-term investments .....................................           (36,066,344)    (37,878,178)
     Maturities of short-term investments ....................................            52,267,397      23,388,798
                                                                                        ------------    ------------
       Net cash provided (used in) by investing activities ...................            15,574,364     (14,565,448)
                                                                                        ------------    ------------
Cash flows from financing activities:
     Proceeds from sale of common stock ......................................                35,349           9,612
     Proceeds from issuance of notes payable .................................             1,331,231              --
     Principal payments under capital lease obligations and notes
        payable ..............................................................              (431,615)       (727,624)
                                                                                        ------------    ------------
       Net cash provided by (used in) financing activities ...................               934,965        (718,012)
                                                                                        ------------    ------------
Net increase (decrease) in cash ..............................................             9,500,285     (26,251,008)
Cash, beginning of period ....................................................             4,699,663      37,396,627
                                                                                        ------------    ------------
Cash, end of period ..........................................................          $ 14,199,948    $ 10,875,619
                                                                                        ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................................          $    485,053    $    414,950
                                                                                        ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. FORMATION AND BUSINESS

    Introgen Therapeutics, Inc., a Delaware corporation, and its subsidiaries (Introgen) develop gene therapy products for the treatment of cancer. Introgen's lead product candidate, ADVEXIN(R) gene therapy, combines the naturally occurring p53 tumor suppressor gene with Introgen's adenoviral gene delivery system. Introgen is conducting pivotal Phase III clinical trials of ADVEXIN gene therapy in head and neck cancer, has completed a Phase II clinical trial of ADVEXIN gene therapy in non-small cell lung cancer, is conducting a Phase II clinical trial of ADVEXIN gene therapy in breast cancer, and is conducting several Phase I clinical trials of ADVEXIN gene therapy in other types of cancer. While the timeline for enrollment of patients in this trial has lengthened slightly from earlier estimates, Introgen does not expect this timeline change to materially delay its requests for the approval of ADVEXIN gene therapy with regulatory agencies. Introgen is developing additional gene therapy product candidates, notably those based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Introgen's INGN 241 product candidate, which combines the mda-7 gene with Introgen's gene delivery system, is undergoing safety testing in a Phase I clinical trial. Introgen is developing therapies for cancer and other diseases based on the use of genes as therapeutic agents, which may offer safer and more effective treatments than are currently available.

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

    Since its inception in 1993, Introgen has used its resources primarily to conduct research and development activities for ADVEXIN gene therapy and, to a lesser extent, for other product candidates. At June 30, 2002, Introgen had an accumulated deficit of approximately $62.3 million. Introgen anticipates that it will incur losses in the future that are likely to be greater than losses incurred in prior years. While the cash needed for operating activities may increase as the ADVEXIN gene therapy Phase III clinical trials and research and development of various gene therapy technologies continue, Introgen is taking measures to reduce the amount of cash used in its operating activities. Since inception, Introgen's only significant revenues have been payments from Aventis Pharma (Aventis) under collaborative research and development agreements for Introgen's early-stage development work on ADVEXIN gene therapy and Aventis' purchases of ADVEXIN gene therapy product Introgen manufactured for Aventis' use in the later-stage clinical trials it previously performed. Introgen has also earned revenue and other income from federal research grants, contract services and process development activities, the lease of a portion of its facilities to The University of Texas M. D. Anderson Cancer Center and interest income on cash placed in short-term investments.

    Until June 30, 2001, Introgen developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements with Aventis Pharmaceuticals, Inc., a wholly-owned subsidiary of Aventis. In June 2001, Introgen and Aventis restructured this collaborative relationship. Under this restructuring, Introgen assumed responsibility for the worldwide development of all p53- and K-ras-based products, and acquired additional marketing and commercialization rights with respect to those products. Introgen assumed the control and performance of ongoing clinical trials for p53- and K-ras-based products and is now fully responsible for all pre-clinical research and development and clinical trials for new gene therapy products. Introgen has agreed to pay Aventis for certain costs Aventis incurred in completing the transition of these clinical trials from Aventis to Introgen. Introgen has either paid or accrued for these costs.

    In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to Introgen all patents covering the manufacture, sale, offering for sale, importation or use of ADVEXIN gene therapy, all K-ras patents and delivery patents and targeting technologies. Aventis agreed not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes for a period running through 2008. Introgen now has the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis transferred to Introgen all trademarks and goodwill associated with the developed p53-based gene therapy products.

2. BASIS OF PRESENTATION

    The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 2001, and for the six months then ended, included in Introgen's Transition Report on Form 10-K, as filed with the SEC on March 20, 2002 and to the condensed, consolidated financial statements as of March 31, 2002, and for the three months then ended included in Introgen's Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2002.

3. NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

4. INVESTMENT IN VIRRX, INC.

    Introgen has an ongoing agreement with VirRx, Inc. (VirRx) to purchase shares of VirRx Series A Preferred Stock. Introgen purchased $150,000 and $225,000 of this stock for cash during the quarter and six months ended June 30, 2002, respectively. Introgen has agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter through January 1, 2006. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between Introgen and VirRx for the development of VirRx's technologies. Introgen may unilaterally terminate this collaboration and license agreement with 90 days prior notice at any time after March 7, 2003, which would also terminate the requirement for Introgen to make any additional stock purchases. Provided the collaboration and license agreement remains in place, Introgen will make additional milestone stock purchases, either for cash or through the issuance of Introgen common stock, upon the completion of Phase I, Phase II and Phase III clinical trials involving technologies licensed under this agreement and will make a $5.0 million cash milestone payment to VirRx, for which Introgen receives no VirRx stock, upon approval by the United States Food and Drug Administration (FDA) of a biologics license application involving these technologies. To the extent Introgen has already made cash milestone payments, it may receive a credit of 50% of the Phase II clinical trial milestone payments and 25% of the Phase III clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. Introgen has an option to purchase all outstanding shares of VirRx at any time until March 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below under "Factors Affecting Future Operating Results."

OVERVIEW

    We are a leading developer of gene therapy products for the treatment of cancer. Our drug discovery and development programs have resulted in innovative approaches by which physicians use genes to treat cancer and other diseases. Our lead product candidate, ADVEXIN(R) gene therapy, combines the p53 gene, one of the most potent members of a group of naturally occurring genes, the tumor suppressor genes, which act to protect cells from becoming cancerous, with a gene delivery system that we have developed and extensively tested. We are conducting pivotal Phase III clinical trials of ADVEXIN gene therapy in head and neck cancer. While the timeline for enrollment of patients in this trial has lengthened slightly from earlier estimates, we do not expect this timeline change to materially delay our requests for the approval of ADVEXIN gene therapy with regulatory agencies. Pivotal Phase III trials are typically the final trials required for FDA approval. We have completed a Phase II clinical trial in non-small cell lung cancer, a category that includes approximately 80% of the various types of lung cancer. Phase II trials are efficacy trials. We are conducting a Phase II trial of ADVEXIN gene therapy in breast cancer. We are also conducting several Phase I clinical trials, or safety trials, of ADVEXIN gene therapy in other types of cancer. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN gene therapy, establishing a large safety database.

    We are developing additional gene therapy product candidates that we believe may be effective in treating certain cancers, notably those product candidates based on the mda-7 and PTEN genes, as well as associated vector technologies for delivering the gene-based products into target cells. Our INGN 241 product candidate, which combines the mda-7 gene with our gene delivery system, is undergoing safety testing in a Phase I clinical trial.

    Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN gene therapy and, to a lesser extent, for other product candidates. At June 30, 2002, we had an accumulated deficit of approximately $62.3 million. We anticipate that we will incur losses in the future that are likely to be greater than losses incurred in prior years. At June 30, 2002, we had cash, cash equivalents and short-term investments of $36.8 million. During the six months ended June 30, 2002, we used $11.2 million of cash for operating activities. While this cash usage rate may increase in future periods as we continue our ADVEXIN gene therapy Phase III clinical trials and our research and development of various other gene therapy technologies, we are taking measures to reduce the amount of cash used in our operating activities. Since our inception, our only significant revenues have been payments from Aventis under collaborative research and development agreements for our early-stage development work on ADVEXIN gene therapy and Aventis' purchases of ADVEXIN gene therapy product we manufactured for use in the later-stage clinical trials it previously performed. As a result of the June 2001 restructuring of our collaborative relationship with Aventis, we no longer receive these revenues from Aventis. We have also earned revenue and other income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term investments. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

    Until June 30, 2001, we developed therapeutics based on p53 and on K-ras pathway inhibition under two collaboration agreements with Aventis Pharmaceuticals, Inc., a wholly-owned subsidiary of Aventis. In June 2001, we restructured this collaborative relationship. Under this restructuring, we assumed responsibility for the worldwide pre-clinical and clinical development of all p53- and K-ras-based gene therapy products, acquired all marketing and commercialization rights with respect to those products, sold $25.0 million of non-voting preferred stock to Aventis, made a one-time payment in August 2001 of $2.0 million to Aventis in consideration for internal costs it incurred in facilitating the transition of control and performance of these clinical trials to us. We have accrued a liability for amounts we may have to pay Aventis for additional costs it incurred with third parties in completing the transition of these clinical trials to us. We no longer receive collaborative research and development or product sales revenue from Aventis, which, over the life of the collaboration, totaled $57.2 million and $7.5 million, respectively.

    In accordance with the restructured p53 and K-ras collaboration agreement, Aventis licensed to us all of its patents covering the manufacture, sale, offering for sale, importation or use of ADVEXIN gene therapy and other K-ras patents, delivery patents and targeting technologies. Aventis also agreed, for a period running through June 2008, not to conduct any activities directed to the development or commercialization of any gene therapy products using the p53 or K-ras genes. We now have the exclusive, worldwide right to market and manufacture the products developed under each of the prior collaboration agreements, as well as any new p53- or K-ras-based gene therapy products. Aventis transferred to us all trademarks and goodwill associated with ADVEXIN gene therapy.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Research and Development Costs. In conducting our clinical trials of ADVEXIN gene therapy and other product candidates, we procure services from numerous third-party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expenses in general. These vendors do not necessarily provide us billings for their services on a regular basis and, accordingly, are not a timely source of information to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on numerous factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor will render the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expenses and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates, resulting in increases or decreases in the amount of expense recorded and the related accrual.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND 2001

REVENUES

    Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn grant revenue under research grants from U.S. Government agencies. Contract services, grant and other revenue was $322,000 for the quarter ended June 30, 2002, compared to $269,000 for the quarter ended June 30, 2001, an increase of 20%. This increase was primarily due to our having multiple contract services agreements in place in 2002 with Biogen, Inc. and other companies, compared to limited activity in 2001, and having in place a larger number of federal grants in 2002 compared to 2001.

COSTS AND EXPENSES

    Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $107,000 in 2002 and $122,000 in 2001, were $5.7 million for the quarter ended June 30, 2002, compared to $6.0 million for the quarter ended June 30, 2001, a decrease of 5%. These expenses in 2001 included a one-time charge of approximately $2.0 million related to the restructuring of our collaborative relationship with Aventis in June 2001, resulting in our assuming responsibility for conducting and funding the Phase II and Phase III clinical trials for ADVEXIN gene therapy subsequent to that date. Excluding the one-time charge referred to above, these expenses increased 43% in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

    General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $244,000 in 2002 and $295,000 in 2001, were $1.4 million for the quarter ended June 30, 2002, compared to $1.3 million for the quarter ended June 30, 2001, an increase of 8%. This increase is primarily a result of our assuming responsibility for conducting the Phase II and Phase III clinical trials for ADVEXIN gene therapy in 2002, whereas we did not have that responsibility in 2001.

    Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $351,000 for the quarter ended June 30, 2002, compared with $417,000 for the quarter ended June 30, 2001, a decrease of 16%. This decrease was due to deferred compensation arising from the issuance of certain stock options becoming fully amortized subsequent to June 30, 2001. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

    Interest income was $166,000 for the quarter ended June 30, 2002, compared with $341,000 for the quarter ended June 30, 2001, a decrease of 51%. This decrease was due to a decrease in interest rates between periods, lower average cash and investment balances and our more conservative investment philosophy subsequent to the events of September 11, 2001.

    Interest expense was $203,000 for the quarter ended June 30, 2002, compared with $247,000 for the quarter ended June 30, 2001, a decrease of 18%. This decrease was due to lower principal amounts upon which interest was incurred in 2002 compared to 2001 as a result of continuing debt service payments on notes payable and capital lease obligations.

    Other income was $333,000 for the quarter ended June 30, 2002, compared to $191,000 for the quarter ended June 30, 2001, an increase of 74%. This increase was due to additional amounts paid to us by M. D. Anderson Cancer Center for common area maintenance charges under their lease of space from us.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

    Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn grant revenue under research grants from U.S. Government agencies. Contract services, grant and other revenue was $551,000 for the six months ended June 30, 2002, compared to $293,000 for the six months ended June 30, 2001, an increase of 88%. This increase was primarily due to our having multiple contract services agreements in place in 2002 with Biogen, Inc. and other companies, compared to limited activity in 2001, and having in place a larger number of federal grants in 2002 compared to 2001.

COSTS AND EXPENSES

    Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $214,000 in 2002 and $233,000 in 2001, were $12.3 million for the six months ended June 30, 2002, compared to $9.6 million for the six months ended June 30, 2001, an increase of 28%. These expenses in 2001 included a one-time charge of approximately $2.0 million related to the restructuring of our collaborative relationship with Aventis in June 2001. Excluding this one-time charge, these expenses increased 62% for the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001. The increase in this expense is a result of our being responsible for all expenses of the ADVEXIN clinical trials in 2002, whereas we incurred no such expenses in 2001, except for the one-time charge referred to above, since Aventis paid the costs of those trials during that time.

    General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $527,000 in 2002 and $610,000 in 2001, were $2.9 million for the six months ended June 30, 2002, compared to $2.2 million for the six months ended June 30, 2001, an increase of 32%. This increase was due to additional administrative costs we incurred, primarily during the three months ended March 31, 2002, in connection with our assuming responsibility for conducting the Phase II and Phase III clinical trials for ADVEXIN gene therapy as a result of the restructuring of our collaborative relationship with Aventis.

    Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $741,000 for the six months ended June 30, 2002, compared with $843,000 for the six months ended June 30, 2001, a decrease of 12%. This decrease was due to deferred compensation arising from the issuance of certain stock options becoming fully amortized subsequent to June 30, 2001. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

    Interest income was $357,000 for the six months ended June 30, 2002, compared with $447,000 for the six months ended June 30, 2001, a decrease of 20%. Interest income for 2001 is net of a $500,000 reduction to recognize the decline in the market value of certain commercial paper held as an investment. Excluding the effects of this reduction, our interest income declined due to a decrease in interest rates between periods, lower average cash and investment balances and our more conservative investment philosophy subsequent to the events of September 11, 2001.

    Interest expense was $423,000 for the six months ended June 30, 2002, compared with $469,000 for the six months ended June 30, 2001, a decrease of 10%. This decrease was a result of lower principal amounts upon which interest was incurred in 2002 compared to 2001 as a result of continuing debt service payments on notes payable and capital lease obligations.

    Other income was $649,000 for the six months ended June 30, 2002, compared to $354,000 for the six months ended June 30, 2001, an increase of 83%. This increase in other income was due to our lease of space to M. D. Anderson Cancer Center that was in place for all of the 2002 period but for only a portion of the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred annual operating losses since our inception, and at June 30, 2002, we had an accumulated deficit of $62.3 million. From inception through June 30, 2002, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $14.6 million of private equity sales, net of offering costs, to others, $7.5 million of sales of ADVEXIN gene therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $5.7 million from interest income earned on cash and short- and long-term investments.

    At June 30, 2002, we had cash and short-term investments of $36.8 million, compared with $48.8 million at December 31, 2001. This decrease was primarily a result of the use of cash to fund our operations. For at least the next two years, we expect to focus our activities primarily on conducting Phase III clinical trials, conducting data analysis, preparing regulatory documentation including FDA submissions and conducting pre-marketing activities for ADVEXIN gene therapy. We also expect to continue our research and development of various other gene therapy technologies. The majority of our expenditures over this period will most likely relate to the clinical trials of ADVEXIN gene therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the six months ended June 30, 2002. We believe our existing working capital can fund our operations for the next eighteen to twenty-one months, although unforeseen events could shorten that time period. However, we have recently taken measures to reduce the amount of cash used in our operating activities. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

    Net cash used in operating activities was $11.2 million for the six months ended June 30, 2002, compared with $7.0 million for the six months ended June 30, 2001. In general, this increase in cash used was due to Introgen having responsibility for conducting the Phase II and Phase III clinical trials for ADVEXIN gene therapy in 2002 whereas we did not have this responsibility in 2001. Specifically, the increase in cash used was primarily the result of a higher net loss in 2002 compared to 2001, after considering adjustments for depreciation and compensation related to the issuance of stock options, offset primarily by (1) a decrease in receivables and inventory that was smaller in 2002 than in 2001 due to the primary activity in these accounts in 2001 being related to the restructuring of the Aventis collaboration in 2001, (2) an increase in accounts payable and accrued liabilities that was smaller in 2002 than in 2001 because the 2001 increase included $2.0 million related to expenses we agreed to pay Aventis in connection with the restructuring of the Aventis collaboration in 2001 and (3) an increase in deferred revenue in 2002 compared to a decrease in this amount in 2001 due to (a) the deferral of the recognition of income under the lease of space to M. D. Anderson Cancer Center, which was in effect for the entire 2002 period but for only a portion of the 2001 period and
(b) a decrease in deferred revenue in 2001 relating to the earning of revenue on sales of inventory to Aventis, an activity that no longer exists due to the restructuring of the Aventis collaboration in June 2001.

    Net cash used in investing activities was $14.6 million for the six months ended June 30, 2002, compared to net cash provided by investing activities of $15.6 million for the six months ended June 30, 2001. The change in the amounts of purchases and maturities of short-term investments for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was due to a significant portion of our investment activity in the 2001 period being in short-term investments, followed by a period subsequent to September 11, 2001, during which we concentrated our investments in cash and cash equivalents, which was then followed in the 2002 period by more investments in short-term securities. The costs associated with purchases of property and equipment declined in 2002 compared to 2001 because the 2001 period included costs related to the completion of tenant improvements to the space leased to M. D. Anderson Cancer Center, for which there were no similar costs in 2002. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash, cash equivalents and short-term investments available to fund operating activities.

    Net cash used in financing activities was $718,000 for the six months ended June 30, 2002, and net cash provided by financing activities was $935,000 for the six months ended June 30, 2001. This change between periods is due to the 2001 period including the receipt of proceeds from a note payable used to finance tenant improvements for the lease of space to M. D. Anderson Cancer Center, which were completed in 2001. Meanwhile, principal payments under capital lease obligations and notes payable were higher in 2002 compared to 2001 due to debt service payments on this note payable being payable for the entire 2002 period while they were payable for only a portion of the 2001 period.

    We have an ongoing agreement with VirRx, Inc. (VirRx) to purchase shares of VirRx Series A Preferred Stock. We purchased $150,000 and $225,000 of this stock for cash during the three and six months ended June 30, 2002, respectively. We have agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter through January 1, 2006. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx's technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice after March 7, 2003, which would also terminate our requirement to make any additional stock purchases. Provided the collaboration and license agreement remains in place, we will make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase I, Phase II and Phase III clinical trials involving technologies licensed under this agreement and we will make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon FDA approval of a biologics license application involving these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase II clinical trial milestone payments and 25% of the Phase III clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. We have an option to purchase all outstanding shares of VirRx at any time until March 2007.

    We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate payments due under these obligations are as follows:

Total debt service payments and capital lease payments for the six months ending
   December 31, 2002..................................................................    $    1,146,279
Total debt service and capital lease payments for the year ending December 31,
   2003...............................................................................         2,218,278
   2004...............................................................................         1,440,121
   2005...............................................................................         1,312,536
   2006...............................................................................           860,280
 Thereafter...........................................................................         9,670,332
                                                                                          --------------
Total debt service and capital lease payments.........................................        16,647,826
  Less portion representing interest..................................................        (6,852,486)
                                                                                          --------------
Total principal balance at June 30, 2002..............................................    $    9,795,340
                                                                                          ==============

Categories in which the principal balances are presented as of June 30, 2002:
  Current portion of obligations under capital leases
     and notes payable................................................................    $    1,583,198
  Capital lease obligations, net of current portion...................................           525,523
  Notes payable, net of current portion...............................................         7,686,619
                                                                                          --------------
Total principal balance at June 30, 2002..............................................    $    9,795,340
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


     Six months ending December 31, 2002................   $      81,594
     Year ending December 31,
         2003...........................................         136,188
         2004...........................................         136,188
         2005...........................................         136,188
         2006...........................................         136,188
         Thereafter.....................................       2,689,713
                                                           -------------
     Total minimum lease payments under operating
         leases.........................................   $   3,316,059
                                                           =============

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

    We have a consulting agreement with an individual primarily responsible for the creation of one of our technologies, who is also one of our stockholders. This agreement provides for payments to such individual of $165,000 per annum until September 30, 2002, $181,500 per annum from October 1, 2002 through September 30, 2003, and $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year's advance notice. If we had terminated this agreement as of June 30, 2002, we would have been obligated to make final payments to this individual totaling $177,375.

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

    o the inability to produce sufficient quantities of a product candidate to complete the trials; or

    o the inability to commit the necessary resources to fund the clinical trials.

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

   WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

    We have generated operating losses since we began operations in June 1993. As of June 30, 2002, we had an accumulated deficit of approximately $62.3 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue. Presently, we earn minimal revenue from contract services activities, grants, interest income and rent from the lease of a portion of our facilities to M. D. Anderson Cancer Center. In the past, we earned revenue from Aventis under collaborative agreements for research and development and sales of ADVEXIN gene therapy for use in Aventis' clinical trials, neither of which revenues we will receive in the future under our restructured agreements with Aventis. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the sale of products.

   IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE AND FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAM AND COMPLETE OUR CLINICAL TRIALS.

    Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our operations over the next eighteen to twenty-one months with our current working capital, resulting primarily from the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in June 2001, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, due to a number of factors, including:

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

    Under the terms of the prior collaboration agreements with Aventis, once we had completed Phase I clinical trials of a product candidate based on the p53 and K-ras genes, Aventis could have elected to pursue later-stage clinical development of that product candidate, which includes conducting Phase II and Phase III clinical trials, commercializing the product, making all further submissions to existing Investigational New Drug applications and preparing all product license applications. However, under the terms of the restructuring, we are responsible for later-stage clinical development. If we are unable to commit the necessary resources to fund this development, then our development and commercialization effort would be delayed.

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

   IF WE ARE NOT ABLE TO CREATE EFFECTIVE COLLABORATIVE MARKETING RELATIONSHIPS, WE MAY BE UNABLE TO MARKET ADVEXIN GENE THERAPY SUCCESSFULLY OR IN A COST EFFECTIVE MANNER.

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

    Serious unwanted side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. The death in 1999 of a patient undergoing gene therapy using an adenoviral vector to deliver a gene for disease treatment in a clinical trial, which trial was unrelated to our clinical trials, was widely publicized. As a result of this death, the United States Senate held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, or NIH, evaluated and continues to evaluate the use of adenoviral vectors in gene therapy clinical trials. The RAC has made recommendations to the NIH director concerning prospective review of study designs and adverse event reporting procedures, and the FDA has requested that sponsors of clinical trials provide detailed procedures for supervising clinical investigators and clinical trial conduct. In addition, the FDA has recently begun to conduct more frequent inspections at clinical trial sites. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

    Following routine procedure, we report to the FDA and other regulatory agencies serious adverse events that we believe may be reasonably related to our gene therapy treatment. Such serious adverse events, whether treatment related or not, could result in negative public perception of our gene therapy treatment and require additional regulatory review or measures, which could increase the cost of or prolong our clinical trials.

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

    Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN gene therapy, and its use in cancer therapy. Further, the PTO issued us a United States patent for our adenovirus production technology. We also control, through licensing arrangements, three issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, one issued United States patent covering the use of adenoviral p53 in cancer therapy and one issued United States patent covering adenoviral p53 as a product. Our competitors may challenge the validity of one or more of our combination therapy, our adenoviral process technology or our adenoviral p53 therapy and product patents in the courts or through an administrative procedure known as an interference. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage.

    We have been notified by the European Patent Office, the EPO, that Schering-Plough has filed an opposition against the issuance of our European patent directed to combination therapy with p53 and conventional chemotherapy and/or radiation. An opposition is an administrative proceeding instituted by a third party and conducted by the EPO to determine whether a patent should be maintained or revoked in part or in whole, based on evidence brought forth by the party opposing the patent. We expect that the EPO will hold an initial oral proceeding to determine whether the patent should be maintained in late 2003. Resolution of any this opposition will require that we expend time, effort and money. If the party opposing the patent ultimately prevails in having our European patent revoked in whole or in part then the scope of our protection for our product in Europe will be reduced, which we would not expect, however, to have a significant impact on our commercialization efforts in Europe.

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

    We are currently involved in opposing three European patents in opposition proceedings before the EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. In another opposition, involving a European patent directed to the use of a tumor suppressor gene, the European Patent Office revoked the European patent in its entirety. Canji has appealed this revocation. The third opposition is in an earlier stage. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our ability to commercialize our potential commercial products in Europe.

   COMPETITION AND TECHNOLOGICAL CHANGE MAY MAKE OUR PRODUCT CANDIDATES AND TECHNOLOGIES LESS ATTRACTIVE OR OBSOLETE.

    We compete with pharmaceutical and biotechnology companies, including Canji, Inc. (a subsidiary of Schering-Plough Corporation), Vical Incorporated and Onyx Pharmaceuticals, Inc., which are pursuing other forms of treatment for the diseases ADVEXIN gene therapy and our other product candidates target. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions which may prevent or limit our product commercialization efforts.

    Some of our competitors are established companies with greater financial and other resources than ours. Other companies may succeed in developing products earlier than we do, obtaining FDA approval for products more rapidly than we do or developing products that are more effective than our product candidates. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or non-competitive or result in treatments or cures superior to any therapy developed by us.

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

    The completion of our clinical trials and commercialization of our product candidates requires access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We use a manufacturing facility in Houston, Texas, which we constructed and own, to manufacture ADVEXIN gene therapy, INGN 241 and other product candidates for currently planned clinical trials. This facility will be used for the initial commercial launch of ADVEXIN gene therapy. We have no experience manufacturing ADVEXIN gene therapy, INGN 241 or any other product candidates in the volumes that will be necessary to support commercial sales. If we are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third-party manufacturers to produce our products for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms. There are very few contract manufacturers who currently have the capability to produce ADVEXIN gene therapy, INGN 241 or our other product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.

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

    Our current manufacturing facilities have not yet been subject to an FDA or other regulatory inspection. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN gene therapy or any other product candidates would be significantly hampered, and we would incur delays in our pre-clinical testing, clinical trials and commercialization efforts.

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

    The CellCubeTM Module 100 bioreactor, which Corning (Acton, MA) manufactures, and Benzonase(R), which EM Industries (Hawthorne, NY) manufactures, are currently available only from these suppliers. Any significant interruption in the supply of either of these items would require a material change in our manufacturing process. We maintain inventories of these items, but we do not have a supply agreement with either manufacturer.

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

    At June 30, 2002, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are involved from time to time in legal proceedings relating to claims arising out of our operation in the ordinary course of business, including actions relating to intellectual property rights.

    On January 12, 2001, we received notice that we had been named as a defendant in a first amended complaint filed on January 11, 2001 by Canji, Inc. in an action entitled Canji, Inc. v. Sidney Kimmel Cancer Center, Introgen Therapeutics, Inc., and Does 2 through 25 (Case No. GIC745643, in the California Superior Court for the County of San Diego, Central District). Canji filed the original complaint against the Sidney Kimmel Cancer Center, or SKCC, on March 24, 2000. On February 9, 2001, the action was removed to the United States District Court for the Southern District of California. On August 29, 2001, the case was remanded to California State Superior Court in San Diego County. The claims against us in Canji's first amended complaint arose out of SKCC's grant of an exclusive license to us to patent rights resulting from gene therapy technology developed by SKCC under a sponsored research agreement between SKCC and us. Canji contended that SKCC developed the technology using materials provided by Canji to SKCC under a Material Transfer Agreement, or MTA. Canji also contended that under the MTA, Canji had the right of first refusal to an exclusive license to any patent rights arising out of the technology developed by SKCC using these materials and that SKCC was prohibited from disclosing to us the results of any research using Canji's materials. Canji also alleged that we wrongfully obtained rights in intellectual property derived from SKCC's use of Canji's materials and that we knew of, or consciously disregarded, the existence of the MTA.

    In its answer, SKCC, who was a party to the MTA, stated that Canji's representations were false and made with the intent to defraud SKCC, and that SKCC would not have given its consent to the contract had it not been for Canji's fraudulent action. As relief against us, Canji sought (1) a declaratory judgment that we are not entitled to the intellectual property rights conveyed by SKCC to us, and that instead, those rights belong to Canji, (2) the imposition of a constructive trust on the patent rights granted to us and (3) injunctive relief to restore Canji to the position that it was in prior to SKCC's grant of intellectual property rights to us. While Canji did not seek an award of damages, it requested reasonable attorney fees and costs. In June 2002, Canji, SKCC and we entered into an agreement to settle all claims to the litigation. As part of the agreement, SKCC agreed to reimburse us for certain costs and we granted to Canji a limited, non-exclusive sublicense under our license from SKCC. The SKCC intellectual property is not material to our business.

    We do not believe that any unfavorable outcome of any present litigation, or of all litigation in the aggregate, other than our opposition of three European patents owned by Canji, will have a material effect on our business.

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

    We closed our initial public offering of common stock on October 17, 2000, pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on October 11, 2000. This sale of the shares of common stock generated aggregate net proceeds of approximately $32.2 million. From October 17, 2000 through June 30, 2002, and for the six months ended June 30, 2002, we used approximately $20.4 million and $12.0 million, respectively, of these net proceeds for operating, investing and financing activities. Pending these uses, the remaining $11.8 million of net proceeds of the initial public offering are invested in interest-bearing, investment grade securities. Other than the payment of salary to our officers and the reimbursement of certain out-of-pocket expenses of our directors, we have not made any payments out of these proceeds to our directors or officers, or any person owning ten percent or more of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) We held our Annual Meeting of Stockholders (the "Annual Meeting") on May 1, 2002.

    (b) At the Annual Meeting, our stockholders elected Charles E. Long and Mahendra G. Shah, Ph.D. as Class II directors to serve for terms of three years. In addition, the term of office continued after the meeting for the following directors: William H. Cunningham, Ph.D. and Elise T. Wang as Class I directors and John N. Kapoor, Ph.D. and David G. Nance as Class III directors.

    (c) Our stockholders voted on the following matters at the Annual Meeting:

        1. the election of two (2) Class II directors to our board of directors, each to serve a term of three (3) years; and

        2. the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

    (d) Votes were cast for the election of Charles E. Long and Mahendra G. Shah, Ph.D. as Class II directors as follows:

Director:                                           Votes For:              Votes Withheld:
--------                                            ---------               --------------
Charles E. Long                                     18,275,917                    11,945
Mahendra G. Shah, Ph.D.                             17,164,848                 1,123,014

    (e) The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was approved as follows:

         18,280,627 votes for approval;
         4,225 votes against; and
         3,010 abstentions.

ITEM 5. OTHER INFORMATION.

    Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the approval of non-audit services approved by the audit committee of our board of directors (the "Audit Committee") to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Except as set forth below, the services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services that are closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.

    The Audit Committee has also pre-approved additional engagements of Ernst & Young for the non-audit services of preparation of state and federal tax returns.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS

    99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTROGEN THERAPEUTICS, INC.

Date:  August 14, 2002             By: /s/ JAMES W. ALBRECHT, JR.
                                      ------------------------------------------
                                      James W. Albrecht, Jr.
                                      On behalf of the Registrant and as Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 99.1     Certification of Chief Executive Officer and Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002