Form 10-Q/A
period 2002-09-30
INTROGEN THERAPEUTICS INC
filed 2002-11-14
CIK 1018710

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               Amendment No. 1 to

(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----      EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                            OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----      EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________.

                                 ---------------

                        COMMISSION FILE NUMBER: 000-21291

                                 ---------------

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

EXPLANATORY NOTE

     This Form 10-Q/A is being filed as Amendment No. 1 to the Form 10-Q of Introgen Therapeutics, Inc. ("Introgen") filed with the Securities and Exchange Commission on November 13, 2002 ("Form 10-Q") for the purpose of adding Item 4 of Part I, Controls and Procedures, which was inadvertently omitted from Introgen's Form 10-Q. Except as set forth in this explanatory note, there are no changes to the Form 10-Q.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures subsequent to the time of such evaluation.

                                     PART II
                                OTHER INFORMATION

     No changes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTROGEN THERAPEUTICS, INC.


Date:  November 14, 2002         By: /s/ JAMES W. ALBRECHT, JR.
                                    ------------------------------------
                                    James W. Albrecht, Jr.
                                    On behalf of the Registrant and as Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)

                                 CERTIFICATIONS


I, David G. Nance, certify that:

1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Introgen Therapeutics, Inc.;

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


Date: November 14, 2002                      By: /s/ DAVID G. NANCE
                                                 -------------------------------
                                                 David G. Nance
                                                 Chief Executive Officer

I, James W. Albrecht, Jr., certify that:

1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Introgen Therapeutics, Inc.;

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


Date: November 14, 2002                      By: /s/ JAMES W. ALBRECHT, JR.
                                                 -------------------------------
                                                 James W. Albrecht, Jr.
                                                 Chief Financial Officer

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