Form 10-Q
period 2003-03-31
INTROGEN THERAPEUTICS INC
filed 2003-05-15
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER: 000-21291

Introgen Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2704230 (I.R.S. Employer Identification Number)

301 Congress Avenue, Suite 1850
Austin, Texas 78701
(Address of principal executive offices, including zip code)

(512) 708-9310
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2003, the Registrant had 21,542,715 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	March 31,
	2002	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,467	$19,101
Prepaid expenses and other current assets	812	730

Total current assets	24,279	19,831
Property and equipment, net of accumulated depreciation of $8,228 and $8,603, respectively	8,742	8,377
Other assets	295	295

Total assets	$33,316	$28,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,771	$4,295
Deferred revenue from affiliate	69	45
Current portion of capital lease obligations and notes payable	1,587	1,549

Total current liabilities	5,427	5,889
Capital lease obligations, net of current portion	125	97
Notes payable, net of current portion	7,310	7,119
Deferred revenue, long-term	619	684
Commitments and contingencies

Stockholders’ Equity:
Series A non-voting convertible preferred stock, $.001 par value, 100 shares authorized, 100 shares issued and outstanding	1	1
Common stock, $.001 par value; 50,000 shares authorized, 21,487 and 21,543 shares issued and outstanding, respectively	21	22
Additional paid-in capital	94,430	94,391
Deferred compensation	(974)	(618)
Accumulated deficit	(73,643)	(79,082)

Total stockholders’ equity	19,835	14,714

Total liabilities and stockholders’ equity	$33,316	$28,503

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,

	2002	2003

Contract services, grant and other revenue	$229	$150
Costs and expenses:
Research and development	6,699	4,342
General and administrative	1,755	1,387

Loss from operations	(8,225)	(5,579)
Interest income	192	61
Interest expense	(220)	(169)
Other income	316	248

Net loss	$(7,937)	$(5,439)

Net loss per share, basic and diluted	$(0.37)	$(0.25)

Shares used in computing basic and diluted net loss per share	21,450	21,525

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(7,937)	$(5,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	487	375
Compensation related to issuance of stock options	390	286
Changes in assets and liabilities:
Decrease (increase) prepaid expenses and other assets	(299)	82
Increase in accounts payable and accrued liabilities	335	524
Increase in deferred revenue	302	41

Net cash used in operating activities	(6,722)	(4,131)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(9)
Purchases of short-term investments	(6,900)	—
Maturities of short-term investments	7,370	—

Net cash provided by (used in) investing activities	421	(9)

Cash flows from financing activities:
Proceeds from sale of common stock	4	32
Proceeds from lease line of credit	—	141
Principal payments under capital lease obligations and notes payable	(357)	(399)

Net cash used in financing activities	(353)	(226)

Net decrease in cash	(6,654)	(4,366)
Cash, beginning of period	37,396	23,467

Cash, end of period	$30,742	$19,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$215	$169

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     See the “Overview” section below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our business.

     We have not generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Our research and development activities involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure, as well as those factors set forth below under “Factors Affecting Future Operating Results.” As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

2. Basis of Presentation

     The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 2002, and for the year then ended, included in our Form 10-K as filed with the SEC on March 31, 2003.

3. Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

4. Stock Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” allows companies to adopt one of two methods for accounting for stock options. We have elected the method that requires disclosure only of stock-based compensation. Because of this election, we continue to account for our employee stock-based compensation plans, using the intrinsic value method, under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the fair market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, generally four years. If the exercise price of the stock-based compensation grant is equal to the estimated fair value of our stock on the date of grant, no compensation expense is recorded.

     The fair value of options granted for all periods presented was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 4.0 percent to 6.1 percent; expected lives of seven to ten years; no expected dividends; and volatility factors ranging from 58.0 percent to 110.8 percent. Had compensation expense been determined consistent with the provisions of SFAS No. 123, our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended March 31,

	2002	2003

Net loss, as reported	$(7,937)	$(5,439)
Add: Stock-based employee compensation expense included in reported net loss	$390	$286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(494)	$(378)

Pro forma net loss	$(8,041)	$(5,531)

Earnings per share:
Basic and diluted — as reported	$(0.37)	$(0.25)

Basic and diluted — pro forma	$(0.37)	$(0.26)

     Because SFAS No. 123 does not apply to options granted prior to July 1, 1995, the resulting pro forma compensation costs may not be representative of the costs to be expected in future years.

5. Investment in VirRx, Inc.

     We have an agreement with VirRx, Inc. (VirRx) to purchase $150,000 of VirRx Series A Preferred Stock on the first day of each quarter through January 1, 2006. We purchased $150,000 of this stock for cash during the quarter ended March 31, 2003. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate our requirement to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

     Introgen Therapeutics, Inc. was incorporated in Delaware on June 17, 1993. We are a leading developer of biopharmaceutical products using non-integrating gene agents designed to induce therapeutic protein expression for the treatment of cancer and other diseases. Our drug discovery and development programs have resulted in innovative approaches by which physicians may use genes to trigger therapeutic protein production. Genes are instructions for the manufacture of proteins in a cell. In the Introgen approach, genes are used as a convenient means of introducing into the target cancer cells the necessary amounts of normal cancer fighting proteins that act to overpower the cancer cell. Thus, rather than acting to repair or replace aberrant or missing genes and thereby involving a permanent, long-term change to the patient’s genome, our products work in a different manner by targeting genes formulated to act as pharmacologic agents to engage molecular targets. The resultant proteins engage their normal molecular targets or receptors to produce a specific therapeutic effect. Our lead product candidate, ADVEXIN® therapy, combines the p53 gene, one of the most potent members of a group of naturally occurring tumor suppressor genes, which act to protect cells from becoming cancerous, with an adenoviral gene delivery system that we have developed and extensively tested. We are conducting pivotal Phase 3 clinical trials of ADVEXIN therapy, both by itself and in combination with chemotherapy in advanced squamous cell cancer of the head and neck. Pivotal Phase 3 trials are typically the final trials required for FDA approval. We have completed a Phase 2 clinical trial of ADVEXIN therapy administered as a complement with radiation therapy in non-small cell lung cancer. We are reviewing future development plans for this indication. We are conducting a Phase 2 trial of ADVEXIN therapy combined with systemic chemotherapy for the treatment of breast cancer. Phase 2 trials are efficacy trials. We are conducting Phase 1 clinical trials, or safety trials, of ADVEXIN therapy in other types of cancer. To date, doctors at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN therapy, establishing a large safety database. We hold the worldwide rights for pre-clinical and clinical development, manufacturing, marketing and commercialization of ADVEXIN therapy. ADVEXIN therapy for head and neck cancer is designated as an orphan drug under the Orphan Drug Act, which gives us seven years of marketing exclusivity for ADVEXIN therapy if approved by the FDA.

     We are developing additional gene-induced therapeutic protein agents that we believe may be effective in treating certain cancers, including those based on the mda-7, FUS-1 and BAK genes, as well as additional vector technologies for delivering the gene-based products efficiently into target cells. Our INGN 241 product candidate, which combines the mda-7 gene with our adenoviral vector system, is undergoing safety testing in a Phase 1/2 clinical trial, with one of the objectives also being to determine if this technology displays anti-tumor activity. Preclinical studies have demonstrated that INGN 241 works to kill tumor cells directly and simultaneously stimulates the immune system to kill metastatic tumor cells through multiple mechanisms. Preclinical studies have shown that gene delivery of FUS-1, our INGN 401 product candidate, which we exclusively license from The University of Texas M.D. Anderson Cancer Center, using either adenoviral or non-viral gene transfer, significantly inhibits the growth of tumors and greatly reduces the metastatic spread of lung cancer in animals. A Phase 1 trial has been designed for INGN 401 to enroll patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy.

     As a supplement to our gene-induced therapeutic protein programs, we are developing INGN 225 using ADVEXIN therapy to create a highly specific therapeutic cancer vaccine that stimulates a patient’s particular immune cell known as a dendritic cell. Recently published research in Current Opinion in Drug Discovery & Development concluded that ADVEXIN therapy can be used with a patient’s isolated dendritic cells as an antigen delivery and immune enhancing therapeutic strategy. Preclinical testing has shown that the immune system can recognize and kill tumors after vaccination with ADVEXIN therapy treated dendritic cells, which suggests a vaccine that employs ADVEXIN therapy could have broad utility as a prophylaxis for cancer progression. A Phase 1 trial has been initiated to treat patients with extensive small-cell lung cancer using INGN 225 after treatment with chemotherapy.

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

     We believe our research and development expertise gained with gene-induced protein therapies for cancer is also applicable to other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. As a result, we are conducting research in collaboration with medical institutions to understand the safety and effectiveness of our gene-induced protein therapy product candidates in the treatment of diseases such as rheumatoid arthritis. In addition, we have developed a variety of technologies, which we refer to as enabling technologies, for administering gene-based products to patients and enhancing the effects of these products. We also have specialized manufacturing expertise and a manufacturing facility to support our continued product development and commercialization efforts.

     As a supplement to our gene-induced therapeutic protein programs, we are evaluating the development of mebendazole, our first small molecule candidate, which we refer to as INGN 601. The use of the mebendazole compound is approved by the FDA for the oral treatment of parasitic diseases. Pre-clinical studies suggest that mebendazole may also be an effective treatment of cancer and pre-cancerous polyps. The results of pre-clinical studies involving mebendazole and lung cancer are published in the January 2003 edition of Molecular Cancer Therapeutics. We are working with The University of Texas M. D. Anderson Cancer Center to further evaluate development of this molecule as a cancer treatment.

     We place substantial emphasis on developing and maintaining a strong intellectual property program. We own or exclusively control numerous patents and pending patent applications in the United States and elsewhere that cover ADVEXIN therapy and INGN 241 (mda-7) therapy in particular, adenoviral p53 and adenoviral mda-7 in general, clinical applications of adenoviral and other forms of p53 and mda-7, and adenoviral production. Certain of our patents are licensed from The University of Texas System, Columbia University and Aventis. The patents directed to clinical applications of p53 broadly cover the use of p53 in combination with standard chemotherapy and clinical therapy with adenoviral p53 in general. Our adenoviral production patent position is of particular potential commercial importance in that it covers most methods currently in use by us and others for commercial scale adenoviral production and purification processes. We have recently been successful in having certain European patents held by our competitors revoked by the European Patent Office, subject to appeal by the patent holder, and we are pursuing similar proceedings with respect to an additional European patent. In addition to our p53 and mda-7 intellectual property position, we also own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various other tumor suppressor genes.

     We own and operate a manufacturing facility that we believe complies with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We have produced ADVEXIN therapy in this facility for use in our Phase 1, 2 and 3 clinical trials. The designs of the facility and the processes operated therein have been reviewed with the FDA. Our work to validate our manufacturing processes in accordance with FDA regulations is ongoing. We plan to use this facility for our market launch of ADVEXIN therapy. We have produced over 20 batches of ADVEXIN therapy clinical material, including all clinical material used in the Phase 2 and Phase 3 clinical trials for this biopharmaceutical. In addition, we have entered into agreements with third parties under which we have provided process development and manufacturing services related to products they are developing. We also have produced in a separate facility INGN 241 for use in our Phase 1 clinical trials.

     The FDA recently placed a clinical hold on gene therapy clinical trials using retroviral vectors to transduce hematopoietic stem cells after two participants in such a trial for the X-linked form of severe combined immune deficiency disease (X-SCID), being conducted in Europe, developed what appeared to be a leukemia-like illness. This clinical hold requires a case-by-case review of the use of retroviral vectors in these trials. We are not developing products using the process used in those European clinical trials, and we do not use retroviral vectors in our ongoing clinical trials. We have received no communications from the FDA to indicate this clinical hold will affect our clinical trials, and we anticipate no future negative effects on our clinical trials from this event. Our pharmacovigilance department monitors every patient in our clinical trials for safety and reports all side effects to the FDA and the National Institutes of Health according to applicable regulations. We have witnessed no adverse effects in our clinical trials that even remotely resemble what occurred in the X-SCID trial. Due to the fundamental differences between retroviral vectors and the adenoviral vector employed in ADVEXIN therapy, we believe the likelihood of our encountering an event such as that experienced in the X-SCID trial is remote.

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At March 31, 2003, we had an accumulated deficit of approximately $79.1 million. We anticipate that we will incur losses in the future that may be greater than losses incurred in prior periods. At March 31, 2003, we had cash and cash equivalents of $19.1 million. During the three months ended March 31, 2003, we used $4.1 million of cash for operating activities. While this cash usage rate could increase in future periods as we continue our ADVEXIN therapy Phase 3 clinical trials and our research and development of various other technologies, we are taking measures to reduce the amount of cash used in our operating activities. Currently, we earn revenue from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

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

     Cash and Cash Equivalents. Our cash and cash equivalents include investments in short-term, investment grade securities, which currently consist primarily of United States federal government obligations. These investments are classified as held-to-maturity and are carried at amortized cost. At any point in time, amortized costs may be greater or less than fair value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. We could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

     Research and Development Costs. In conducting our clinical trials of ADVEXIN therapy and other product candidates, we procure services from numerous third-party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expenses in general. These vendors do not necessarily provide us billings for their services on a regular basis and, accordingly, are not a timely source of information to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on numerous factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor will render the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expenses and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates, resulting in increases or decreases in the amount of expense recorded and the related accrual.

Results of Operations

Comparison of the Quarters Ended March 31, 2003 and 2002

Revenues

     Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn contract research services revenue from Aventis Pharmaceuticals Products, Inc., one of our stockholders, under an agreement through which Aventis provides funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. We earn grant revenue under research grants from U.S. Government agencies. Total contract services, grant and other revenue was $150,000 for the quarter ended March 31, 2003, compared to $229,000 for the quarter ended March 31, 2002, a decrease of 34%. This decrease was primarily due to a decline in the level of our contract manufacturing activity due to the completion of work under services agreements with certain third parties offset by an increase in contract research services revenue from Aventis under their agreement to provide funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer.

Costs and Expenses

     Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $64,000 in 2003 and $107,000 in 2002, were $4.3 million for the quarter ended March 31, 2003, compared to $6.6 million for the quarter ended March 31, 2002, a decrease of 35%. During the quarter ended March 31, 2002, we were conducting activities to transition responsibility for ADVEXIN therapy clinical trials from Aventis to us, which resulted in us incurring one-time costs during that period that we did not incur in the 2003 period. This fact, combined with cost control programs implemented during the 2003 period to reduce the rate at which we use cash for operations, resulted in this decrease in research and development expenses.

     General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $222,000 in 2003 and $282,000 in 2002, were $1.2 million for the quarter ended March 31, 2003, compared to $1.5 million for the quarter ended March 31, 2002, a decrease of 21%. During the quarter ended March 31, 2002, we were conducting activities to transition responsibility for ADVEXIN therapy clinical trials from Aventis to us, which resulted in us incurring one-time costs during that period that we did not incur in the 2003 period. This fact, combined with cost control programs implemented during the 2003 period to reduce the rate at which we use cash for operations, resulted in this decrease in general and administrative expenses.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $286,000 for the quarter ended March 31, 2003, compared with $389,000 for the quarter ended March 31, 2002, a decrease of 26%. This decrease was due to deferred compensation arising from the issuance of certain stock options becoming fully amortized subsequent to March 31, 2002. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expense and Other Income

     Interest income was $61,000 for the quarter ended March 31, 2003, compared with $192,000 for the quarter ended March 31, 2002, a decrease of 68%. This decrease was due to a decline in interest rates and lower average cash and investment balances between periods.

     Interest expense was $169,000 for the quarter ended March 31, 2003, compared with $220,000 for the quarter ended March 31, 2002, a decrease of 23%. This decrease was due to lower principal amounts upon which interest was incurred in 2003 compared to 2002 as a result of continuing debt service payments on notes payable and capital lease obligations.

     Other income was $248,000 for the quarter ended March 31, 2003, compared to $316,000 for the quarter ended March 31, 2002, a decrease of 22%. This decrease was due to the 2002 period including additional billings to M. D. Anderson Cancer Center for common area maintenance charges under its agreement to lease space from us, whereas no such additional billings were necessary in the 2003 period.

Liquidity and Capital Resources

     We have incurred annual operating losses since our inception, and at March 31, 2003, we had an accumulated deficit of $79.1 million. From inception through March 31, 2003, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $14.6 million of private equity sales, net of offering costs, to others, $7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $10.5 million from contract services, grants, interest and other income.

     At March 31, 2003, we had cash and cash equivalents of $19.1 million, compared with $23.5 million at December 31, 2002. This decrease was primarily a result of the use of cash to fund our operations. For at least the next two years, we expect to focus our activities primarily on conducting Phase 3 clinical trials, conducting data analysis, preparing regulatory documentation including FDA submissions and conducting pre-marketing activities for ADVEXIN therapy. We also expect to continue our research and development of various other gene-based technologies. The majority of our expenditures over this two-year period will most likely relate to the clinical trials of ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the three months ended March 31, 2003. We believe our existing working capital can fund our operations for the next twelve to fifteen months, although unforeseen events could shorten that time period. We are taking measures to reduce the amount of cash used in our operating activities. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     Net cash used in operating activities was $4.1 million for the three months ended March 31, 2003, compared with $6.7 million for the three months ended March 31, 2002. In general, this decrease was due to the fact that during the 2002 period, we were conducting activities to transition responsibility for ADVEXIN therapy clinical trials from Aventis to us, which resulted in us incurring one-time costs during that period that we did not incur in the 2003 period. The absence of these transition activities during the 2003 period, combined with cost control programs implemented during the 2003 period to reduce the rate at which we use cash for operations, resulted in this decline in research and development expenses. Specifically, the decrease in cash used was primarily the result of a lower net loss in 2003 compared to 2002, after considering adjustments for depreciation and compensation related to the issuance of stock options, further affected by (1) a decrease in prepaid expenses and other assets in 2003 compared to an increase in 2002 primarily due to (a) a decrease in the level of contract manufacturing and services activity in 2003 compared to 2002 which resulted in a decrease in receivables from customers whereas that activity was increasing during 2002 and (b) a decrease in prepaid expenses and receivables under federal grants in 2003 compared to an increase in prepaid expenses and receivables under federal grants in 2002 as a result of improved management of the timing of payments to and receipts from third parties for services, (2) an increase in accounts payable and accrued liabilities that was larger in 2003 than in 2002 due to the accrual of costs in 2003 related to the transition of certain clinical trial management responsibilities from third parties to us, and (3) a smaller increase in deferred revenue in 2003 compared to 2002 due to receipt of funds in 2002 from Aventis for certain clinical trials work in advance of that work being performed.

     Net cash used in investing activities was $9,000 for the three months ended March 31, 2003, compared to net cash provided by investing activities of $421,000 for the three months ended March 31, 2002. The absence of activity related to short-term investments during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 was due to our not having any short-term investments during the three months ended March 31, 2003. The decrease in purchases of property and equipment was due to the equipment on hand during the 2003 period being adequate to support our operating requirements, resulting in there being no need to purchase significant equipment during that period. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash and cash equivalents available to fund operating activities.

     Net cash used in financing activities was $226,000 for the three months ended March 31, 2003, and $353,000 for the three months ended March 31, 2002. This lower use of cash for financing activities in 2003 compared to 2002 is due to the receipt of proceeds under a lease line of credit during 2003 for which there was no similar activity in 2002, offset by higher principal payments on notes payable and capital leases as those obligations continue to amortize.

     We have an agreement with VirRx, Inc. (VirRx) to purchase $150,000 of VirRx Series A Preferred Stock on the first day of each quarter through January 1, 2006. We purchased $150,000 of this stock for cash during the quarter ended March 31, 2003. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate our requirement to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

     We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate payments due under these obligations are as follows, in thousands:

Total debt service and capital lease payments for April 1, 2003 through December 31, 2003	$1,652
Total debt service and capital lease payments for the year ended:
2004	1,450
2005	1,323
2006	846
2007	537
Thereafter	9,134

Total debt service and capital lease payments	14,942
Less portion representing interest	(6,177)

Total principal balance at March 31, 2003	$8,765

Categories in which the principal balances are presented as of March 31, 2003:
Current portion of obligations under capital leases and notes payable	$1,549
Capital lease obligations, net of current portion	97
Notes payable, net of current portion	7,119

Total principal balance at March 31, 2003	$8,765

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with generally accepted accounting principles. We make total annual rent payments of approximately $144,000 under this lease which will continue until the expiration of the initial term of this lease in September 2026. Future annual rental payments due under all operating leases are as follows, in thousands:

April 1, 2003 through December 31, 2003	$245
Year ending December 31, 2004	281
2005	202
2006	144
2007	144
Thereafter	2,707

Total minimum lease payments under operating leases	$3,723

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

     We pay consulting fees of approximately $175,000 per annum to EJ Financial Enterprises, Inc., a company owned by the Chairman of our Board of Directors and that formerly employed one of our directors. EJ Financial Enterprises, Inc. provides us guidance on strategic product development, business development and marketing activities. We are obligated to continue paying this fee until we terminate the services of that company at our option.

     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth was the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $182,000 per annum through September 30, 2003, and $200,000 per annum thereafter through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of March 31, 2003, we would have been obligated to make final payments totaling $191,000. Dr. Roth is one of our stockholders.

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

     We are conducting Phase 3 clinical trials of our lead product candidate, ADVEXIN® therapy, for the treatment of head and neck cancer, have completed a Phase 2 clinical trial of ADVEXIN therapy for the treatment of non-small cell lung cancer, are conducting a Phase 2 clinical trial of ADVEXIN therapy for the treatment of breast cancer and are conducting several Phase 1 clinical trials of ADVEXIN therapy for other cancer types. Current or future clinical trials may demonstrate that ADVEXIN therapy is neither safe nor effective.

     While we are conducting a Phase 1/2 clinical trial of INGN 241, a product candidate based on the mda-7 gene, our most significant clinical trial activity and experience has been with ADVEXIN therapy. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Current or future clinical trials may demonstrate that INGN 241 or our other product candidates are neither safe nor effective.

     Any delays or difficulties we encounter in our pre-clinical research and clinical trials, in particular the Phase 3 clinical trials of ADVEXIN therapy for the treatment of head and neck cancer, may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN therapy or any other product candidates. In addition, we or the FDA might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:

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

     We have generated operating losses since we began operations in June 1993. As of March 31, 2003, we had an accumulated deficit of approximately $79.1 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue. Presently, we earn minimal revenue from contract services activities, grants, interest income and rent from the lease of a portion of our facilities to M. D. Anderson Cancer Center. Prior to December 31, 2000, we earned revenue from Aventis under collaborative agreements for research and development and sales of ADVEXIN therapy for use in Aventis’ clinical trials, which are revenues we no longer receive. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the commercial sale of products.

     If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials.

     Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our operations over the next twelve to fifteen months with our current working capital, resulting primarily from the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in June 2001, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, due to a number of factors, including:

•	an acceleration of the number, size or complexity of our clinical trials;

•	slower than expected progress in developing ADVEXIN therapy, INGN 241 or other product candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to pursue our intellectual property strategy;

•	higher than expected costs to further develop our manufacturing capability;

•	higher than expected costs to develop our sales and marketing capability; and

•	slower than expected progress in reducing our operating costs.

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

     Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, Imperial Cancer Research Technology Limited, the National Cancer Institute, VirRx and Corixa Corporation. Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

     If we are not able to create effective collaborative marketing relationships, we may be unable to market ADVEXIN therapy successfully or in a cost-effective manner.

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

     Serious unwanted side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation and negative public perception of our product candidates, as well as potential regulatory delays relating to the testing or approval of our product candidates. The FDA recently placed a clinical hold on gene therapy clinical trials using retroviral vectors to transduce hematopoietic stem cells after two participants in such a trial for the X-linked form of severe combined immune deficiency disease (X-SCID), being conducted in Europe, developed what appeared to be a leukemia-like illness. This clinical hold requires a case-by-case review of the use of retroviral vectors in these trials. We are not developing products using the process used in those European clinical trials, and we do not use retroviral vectors in our ongoing clinical trials. We have received no communications from the FDA to indicate this clinical hold will affect our clinical trials, and we anticipate no future negative effects on our clinical trials from this event. Our pharmacovigilance department monitors every patient in our clinical trials for safety and reports all side effects to the FDA and the National Institutes of Health according to applicable regulations. We have witnessed no adverse effects in our clinical trials that even remotely resemble what occurred in the X-SCID trial. Due to the fundamental differences between retroviral vectors and the adenoviral vector employed in ADVEXIN therapy, we believe the likelihood of our encountering an event such as that experienced in the X-SCID trial is remote. Implementation of any additional review and reporting procedures or other regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

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

     Following routine procedure, we report to the FDA and other regulatory agencies serious adverse events that we believe may be reasonably related to the treatments administered in our clinical trials. Such serious adverse events, whether treatment related or not, could result in negative public perception of our treatments and require additional regulatory review or measures, which could increase the cost of or prolong our clinical trials.

     To date no governmental authority has approved any gene therapy product or gene-induced product for sale in the United States or internationally. The commercial success of our products will depend in part on public acceptance of the use of gene therapy products or gene-induced products, which are a new type of disease treatment for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy products or gene-induced products are unsafe, and gene therapy products and gene-induced products may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy products or gene-induced products could also result in greater government regulation and stricter clinical trial oversight.

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

     Our ability to develop and protect a competitive position based on our biotechnological innovations, innovations involving genes, gene-induced therapeutics protein agents, viruses for delivering the genes to cells, formulations, gene therapy delivery systems that do not involve viruses, and the like, is particularly uncertain. Due to the unpredictability of the biotechnological sciences, the PTO, as well as patent offices in other jurisdictions, has often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection against competitive challenges. Similarly, courts have invalidated or significantly narrowed many key patents in the biotechnology industry. Thus, even if we are able to obtain patents that cover commercially significant innovations, our patents may not be upheld or our patents may be substantially narrowed.

     Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued us a United States patent for our adenovirus production technology. We also control, through licensing arrangements, four issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, one issued United States patent covering the use of adenoviral p53 in cancer therapy, one issued United States patent covering adenoviral p53 as a product and an issued United States patent covering the core DNA of adenoviral p53. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage.

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

     We are currently involved in opposing three European patents in proceedings before the EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving a European patent directed to the use of a tumor suppressor gene, the EPO revoked the European patent in its entirety. Canji has appealed this revocation. In the second opposition, involving a patent that is directed to therapeutic and other applications of the p53 gene and that is owned by Johns Hopkins and, we understand, controlled by Schering-Plough, the EPO recently revoked the patent in its entirety. The patent owner will have an opportunity to appeal this decision. In a third case involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our ability to commercialize our potential commercial products in Europe.

     Competition and technological change may make our product candidates and technologies less attractive or obsolete.

     We compete with pharmaceutical and biotechnology companies, including Canji, Inc., Genvec, Inc. and Onyx Pharmaceuticals, Inc., which are pursuing other forms of treatment for the diseases ADVEXIN therapy and our other product candidates target. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

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

     Even if we receive regulatory approval to market ADVEXIN therapy, INGN 241 or other product candidates, we may not be able to commercialize them profitably.

     Our profitability will depend on the market’s acceptance of ADVEXIN therapy, INGN 241 and our other product candidates.

The commercial success of our product candidates will depend on whether:

•	they are more effective than alternative treatments;

•	their side effects are acceptable to patients and doctors;

•	we produce and sell them at a profit; and

•	we market ADVEXIN therapy, INGN 241 and other product candidates effectively.

     If we are unable to manufacture our products in sufficient quantities or obtain regulatory approvals for our manufacturing facility, or if our manufacturing process is found to infringe a valid patented process of another company, then we may be unable to meet demand for our products and lose potential revenues.

     The completion of our clinical trials and commercialization of our product candidates requires access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We use a manufacturing facility in Houston, Texas, which we constructed and own, to manufacture ADVEXIN therapy, INGN 241 and other product candidates for currently planned clinical trials. This facility will be used for the initial commercial launch of ADVEXIN therapy. We have no experience manufacturing ADVEXIN therapy, INGN 241 or any other product candidates in the volumes that would be necessary to support commercial sales. If we are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third-party manufacturers to produce our products for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms. There are very few contract manufacturers who currently have the capability to produce ADVEXIN therapy, INGN 241 or our other product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.

     Before we can begin commercially manufacturing ADVEXIN therapy, INGN 241 or any other product candidate, we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our product candidates for clinical and commercial purposes must comply with CGMP and foreign regulatory requirements. The CGMP requirements govern quality control and documentation policies and procedures. In complying with CGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. We must also pass a pre-approval inspection prior to FDA approval.

     Our current manufacturing facilities have not yet been subject to an FDA or other regulatory inspection. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with CGMP and foreign regulatory requirements. Our facility in Houston, Texas is our only manufacturing facility. If this facility were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy or any other product candidates would be significantly hampered, and we would incur delays in our pre-clinical testing, clinical trials and commercialization efforts.

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

     We rely on third-party suppliers for some of the materials used in the manufacturing of ADVEXIN therapy, INGN 241 and our other product candidates. Some of these materials are available from only one supplier or vendor. Any significant problem that one of our sole source suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations, which could negatively affect our operations.

     The CellCube™ Module 100 bioreactor, which Corning (Acton, MA) manufactures, and Benzonase®, which EM Industries (Hawthorne, NY) manufactures, are currently available only from these suppliers. Any significant interruption in the supply of either of these items would require a material change in our manufacturing process. We maintain inventories of these items, but we do not have a supply agreement with either manufacturer.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which currently consist primarily of United States federal government obligations. Investments are classified as held-to-maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of March 31, 2003 would decrease our interest income by approximately $191,000 per year and approximately $48,000 per quarter.

     At March 31, 2003, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

Item 4. Controls and Procedures.

     Within 90 days prior to the date of filing this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures subsequent to the time of such evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     We are involved from time to time in legal proceedings relating to claims arising out of our operations in the ordinary course of business, including actions relating to our intellectual property rights.

     We do not believe that the outcome of any present, or all litigation in the aggregate, other than our opposition of three European patents controlled by Canji discussed under “Factors Affecting Future Operating Results,” will have a material effect on our business. You can read the discussion of our opposition of these patents under “Factors Affecting Future Operating Results.”

Item 2. Changes in Securities and Use of Proceeds.

     Pursuant to a stock purchase agreement with Aventis executed on June 30, 2001, we issued 100,000 shares of Series A Non-Voting Convertible Preferred Stock to Aventis in exchange for $25.0 million, the payment for which was received on July 2, 2001. We relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration, as the sale was to a single accredited investor. Under the terms of the Certificate of Designations filed in connection with the sale, the Series A Non-Voting Convertible Preferred Stock is convertible into 2,343,721 shares of our common stock at any time upon either party’s election. We expect to use the proceeds from this sale for research and development, including clinical trials, the advancement of our process development and manufacturing capabilities, the initiation of product marketing and commercialization programs, and for general corporate purposes, including working capital.

     We closed our initial public offering of common stock on October 17, 2000, pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on October 11, 2000 (Commission File No. 333-30582). This sale of the shares of common stock generated aggregate net proceeds of approximately $32.2 million, all of which had been used as of December 31, 2002 for operating, investing and financing activities. Other than the payment of salary to our officers and the reimbursement of certain out-of-pocket expenses of our directors, we have not made any payments out of these proceeds to our directors or officers, or any person owning ten percent or more of our equity securities.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the approval of non-audit services approved by the audit committee of our Board of Directors (the “Audit Committee”) to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Except as set forth below, the services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services that are closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.

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

INTROGEN THERAPEUTICS, INC.

Date: May 15, 2003	By:	/s/ JAMES W. ALBRECHT, JR.

James W. Albrecht, Jr. On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David G. Nance, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Introgen Therapeutics, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Introgen as of, and for, the periods presented in this Quarterly Report;

4.	Introgen’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Introgen and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Introgen, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of Introgen’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Introgen’s internal controls; and

6.	Introgen’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ DAVID G. NANCE

David G. Nance Chief Executive Officer

I, James W. Albrecht, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Introgen Therapeutics, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Introgen as of, and for, the periods presented in this Quarterly Report;

4.	Introgen’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Introgen and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Introgen, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of Introgen’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Introgen’s internal controls; and

6.	Introgen’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ JAMES W. ALBRECHT, JR.

James W. Albrecht, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002