Form 10-Q/A
period 2002-03-31
INTROGEN THERAPEUTICS INC
filed 2003-08-07
CIK 1018710

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

EXPLANATORY NOTE

     This Form 10-Q/A is being filed as Amendment No. 1 to the Form 10-Q of Introgen Therapeutics, Inc. ("Introgen") filed with the Securities and Exchange Commission on May 15, 2002 ("Form 10-Q") for the purpose of unredacting certain information in Exhibits 10.42 and 10.43 for which Introgen had previously sought confidential treatment. Except as set forth in this explanatory note, there are no changes to the Form 10-Q.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTROGEN THERAPEUTICS, INC.


Date:  August 7, 2003          By: /s/ James W. Albrecht, Jr.

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