Form 10-Q
period 2003-06-30
INTROGEN THERAPEUTICS INC
filed 2003-08-14
CIK 1018710

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

     As of August 11, 2003, the registrant had 23,646,002 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	June 30,
	2002	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,467	$26,656
Prepaid expenses and other current assets	812	409

Total current assets	24,279	27,065
Property and equipment, net of accumulated depreciation of $8,228 and $8,974, respectively	8,742	7,994
Other assets	295	292

Total assets	$33,316	$35,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,774	$1,399
Accrued liabilities	1,997	2,607
Deferred revenues from affiliate	69	35
Current portion of capital lease obligations and notes payable	1,587	1,331

Total current liabilities	5,427	5,372
Capital lease obligations, net of current portion	125	85
Notes payable, net of current portion	7,310	6,937
Deferred revenue, long-term	619	751

Total liabilities	13,481	13,145

Commitments and contingencies

Stockholders’ Equity:
Series A non-voting convertible preferred stock, $.001 par value, 100 shares authorized, 100 shares issued and outstanding	1	1
Common stock, $.001 par value; 50,000 shares authorized, 21,446 and 23,646 shares issued and outstanding, respectively	21	24
Additional paid-in capital	94,430	105,651
Deferred compensation	(974)	(334)
Accumulated deficit	(73,643)	(83,136)

Total stockholders’ equity	19,835	22,206

Total liabilities and stockholders’ equity	$33,316	$35,351

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Contract services, grant and other revenue	$322	$143	$551	$293

Costs and expenses:
Research and development	5,805	2,957	12,504	7,299
General and administrative	1,679	1,808	3,434	3,195

Total operating expenses	7,484	4,765	15,938	10,494

Loss from operations	(7,162)	(4,622)	(15,387)	(10,201)
Interest income	166	475	357	536
Interest expense	(203)	(161)	(422)	(330)
Other income	332	254	649	502

Net loss	$(6,867)	$(4,054)	$(14,803)	$(9,493)

Net loss per share, basic and diluted	$(0.32)	$(0.19)	$(0.69)	$(0.44)

Shares used in computing basic and diluted net loss per share	21,463	21,851	21,457	21,679

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(14,803)	$(9,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	959	739
Compensation related to issuance of stock options	741	1,041
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	63	45
Decrease (increase) in other assets	107	361
Increase (decrease) in accounts payable and accrued liabilities	1,281	235
Increase (decrease) in deferred revenue	414	98

Net cash used in operating activities	(11,238)	(6,974)

Cash flows from investing activities:
Purchases of property and equipment, net of retirements	(76)	10
Purchases of short-term investments	(37,878)	—
Maturities of short-term investments	23,389	—

Net cash provided (used in) by investing activities	(14,565)	10

Cash flows from financing activities:
Proceeds from sale of common stock	10	10,823
Borrowings under capital lease obligations and notes payable	—	141
Principal payments under capital lease obligations and notes payable	(728)	(811)

Net cash provided by (used in) financing activities	(718)	10,153

Net increase (decrease) in cash	(26,521)	3,189
Cash, beginning of period	37,397	23,467

Cash, end of period	$10,876	$26,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$415	$330

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

     The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 2002, and for the year then ended, included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2003.

3.	Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

4.	Stock Based Compensation

     For stock options granted to our directors and employees, we record compensation using the intrinsic value method allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and as set forth under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under this method, for stock options granted to our directors and employees, we record compensation expense based on the excess of the market value of our stock over the exercise price of the stock option on the date of the stock option grant. If the exercise price of the stock option is equal to or less than the market value of our stock on the date of grant, we do not record compensation expense. For stock options granted to persons other than our directors and employees, we record compensation expense based on the fair value method and the Black-Scholes option pricing model. Under both methods, if the compensation expense relates to a stock option that vests over future periods, we defer that expense and amortize that deferral over the vesting period of the stock option, which is generally four years.

     For stock options granted to our directors and employees, we have estimated the fair value of options granted using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include risk-free interest rates ranging from 3.6 percent to 6.1 percent, expected stock option lives of seven to ten years, no expected dividends and volatility factors ranging from 58.0 percent to 110.8 percent. Had compensation expense for stock options granted to our directors and employees been determined using the Black-Scholes option pricing model allowed under SFAS No. 123, our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net loss, as reported	$(6,867)	$(4,054)	$(14,803)	$(9,493)
Add: Stock-based director and employee compensation expense included in reported net loss determined using the intrinsic value method	352	556	741	843
Deduct: Stock-based director and employee compensation expense determined using the fair value method	(599)	(2,190)	(1,094)	(2,568)
Pro forma net loss	(7,114)	(5,688)	(15,156)	(11,218)
Earnings per share:
Basic and diluted, as reported	$(0.32)	$(0.19)	$(0.69)	$(0.44)
Basic and diluted, pro forma	$(0.33)	$(0.26)	$(0.71)	$(0.52)

5.	Investment in VirRx, Inc.

     We have an agreement with VirRx, Inc. (VirRx) to purchase $150,000 of VirRx Series A Preferred Stock on the first day of each quarter through January 1, 2006. We purchased $150,000 and $300,000 of this stock for cash during the three and six months ended June 30, 2003, respectively. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate our requirement to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

6.	Sale of Common Stock

     In June 2003, we sold 2.0 million shares of our common stock for an aggregate purchase price of $11.5 million to selected institutional investors through a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Our net proceeds from this transaction, after related fees and expenses, were $10.8 million. In connection with this sale, we issued warrants to purchase 400,000 shares of our common stock at $7.89 per share. These warrants are exercisable at any time by the warrant holders through June 2008. Beginning in June 2005, we may force the exercise of these warrants if the average closing market price of our common stock during any 20 consecutive trading days is greater than $15.78 per share.

7.	Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of another entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is still evaluating the potential impact, if any, that the adoption of FIN 46 may have.

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

Overview

     Introgen Therapeutics, Inc. was incorporated in Delaware on June 17, 1993. We are a leading developer of biopharmaceutical products using non-integrating gene agents designed to induce therapeutic protein expression for the treatment of cancer and other diseases. Our drug discovery and development programs have resulted in innovative approaches by which physicians may use genes to initiate therapeutic protein production. Genes provide instructions for the manufacture of proteins in a cell. In the Introgen approach, genes are used as the means of introducing into the target cancer cells the necessary amounts of normal cancer fighting proteins that act to overpower the cancer cell. Thus, rather than acting to repair or replace aberrant or missing genes and thereby creating a permanent, long-term change to the patient’s genome, our products work in a different manner by targeting genes formulated to act as pharmacologic agents to engage molecular targets. The resultant proteins engage their normal molecular targets or receptors to produce a specific therapeutic effect. Our lead product candidate, ADVEXIN® therapy, combines the p53 gene with an adenoviral gene delivery system that we have developed and extensively tested. The p53 gene is one of the most potent members of a group of naturally occurring tumor suppressor genes, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous.

     We are conducting pivotal Phase 3 clinical trials of ADVEXIN therapy, both by itself and in combination with chemotherapy, in advanced squamous cell cancer of the head and neck. Pivotal Phase 3 clinical trials are efficacy trials, which are usually followed by the filing of an application with the United States Food and Drug Administration (FDA) to market the product being tested.

     We have completed a Phase 2 clinical trial of ADVEXIN therapy administered as a complement with radiation therapy in non-small cell lung cancer. Phase 2 trials are efficacy trials. This Phase 2 trial showed that approximately 60 percent of patients’ primary tumors regressed or disappeared after the combination therapy, as assessed by both biopsies and by CT scans three months after treatment. Moreover, ADVEXIN therapy administration did not appear to increase the side effects caused by radiation treatment. These data were published in the January 2003 issue of the journal Clinical Cancer Research. We are reviewing future development plans for this indication.

     We are conducting a Phase 2 clinical trial of ADVEXIN therapy combined with systemic chemotherapy for the treatment of breast cancer. Interim results of this trial were published in June 2003 at the annual meeting of the American Society of Clinical Oncology. These results indicated that in patients with locally advanced breast cancer, ADVEXIN therapy can be safely combined with a two-drug standard chemotherapy regimen and that 90 percent of the patients had objective responses to the therapy.

     We are conducting a Phase 1-2 clinical trial of ADVEXIN therapy for the treatment of advanced unresectable squamous cell esophageal cancer. The study protocol was developed and is sponsored by investigators at Chiba University in Japan. Preliminary results from this trial indicate ADVEXIN therapy can be safely administered and that a positive biological effect resulted from the expression of the p53 protein. These results were published in June 2003 at the meeting of the American Society of Clinical Oncology. Of the first eight patients evaluated to date, one patient was observed to have minor tumor regression following ADVEXIN therapy injections.

     We are conducting Phase 1 clinical trials, or safety trials, of ADVEXIN therapy in other types of cancer. In a Phase 1 trial for the treatment of bronchoalveolar cancer, a form of non-small cell lung cancer, in which ADVEXIN therapy is administered directly into the airway leading to the diseased lung, we noted the therapy was well-tolerated in all 26 patients treated, that there was an improved ability to breathe in 20 percent of the patients who were able to be evaluated and that the disease stabilized and did not continue to grow in a majority of those patients. This trial was conducted under our Cooperative Research and Development Agreement with the National Cancer Institute (NCI).

     We and the NCI will conduct a Phase 1-2 clinical trial in which ADVEXIN therapy will be administered in the form of an oral rinse or mouthwash. This trial will be the first to investigate the cancer prevention effect of ADVEXIN therapy on oral lesions that have a high risk of developing into cancer. Currently, there are no treatments for such cancer prevention approved by the FDA.

     As a supplement to our gene-induced therapeutic protein programs, we are developing INGN 225 using ADVEXIN therapy to create a highly specific therapeutic cancer vaccine that stimulates a patient’s particular immune cell known as a dendritic cell. Recently published research in Current Opinion in Drug Discovery & Development concluded that ADVEXIN therapy can be used with a patient’s isolated dendritic cells as an antigen delivery and immune enhancing therapeutic strategy. Preclinical testing has shown that the immune system can recognize and kill tumors after treatment with ADVEXIN therapy stimulated dendritic cells. We believe ADVEXIN therapy applied in this manner could have broad utility as a prophylaxis for cancer progression in patients with solid cancers. A Phase 1 trial has been initiated to treat patients with small-cell lung cancer using INGN 225 after treatment with standard chemotherapy.

     To date, clinical investigators at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN therapy, establishing a large safety database. We hold the worldwide rights for pre-clinical and clinical development, manufacturing, marketing and commercialization of ADVEXIN therapy. ADVEXIN therapy for head and neck cancer is designated as an orphan drug under the Orphan Drug Act, which gives us seven years of marketing exclusivity for ADVEXIN therapy if approved by the FDA.

     We are developing additional gene-induced therapeutic protein agents that we believe may be effective in treating certain cancers. These additional therapeutic protein agents include those based on several genes, including the mda-7, FUS-1 and BAK genes, as well as additional vector technologies for delivering the gene-based products efficiently into target cells.

     Our INGN 241 product candidate, which combines the mda-7 gene with our adenoviral vector system, is undergoing safety and efficacy testing in a Phase 1-2 clinical trial, with one of the objectives also being to determine if this technology displays anti-tumor activity. This trial has demonstrated that in patients with solid tumors, INGN 241 is well tolerated, is biologically active, displays minimal toxicity associated with its use and can lead to tumor regression. Preclinical studies have demonstrated that INGN 241 works to kill tumor cells directly and simultaneously stimulates the immune system, known as cytokine activity, to kill metastatic tumor cells through multiple mechanisms in a variety of cancers. These studies have shown that the mda-7 protein produced by INGN 241 may play an important role in controlling the growth of tumors, which resulted in the designation of mda-7 as interleukin-24, or IL-24. Preclinical studies also suggest INGN 241 can be effectively combined with radiation therapy and may be useful in enhancing the effects of such therapy.

     Preclinical studies have shown that gene delivery of FUS-1, our INGN 401 product candidate, which we exclusively license from The University of Texas M. D. Anderson Cancer Center, using either adenoviral or non-viral gene transfer, significantly inhibits the growth of tumors and greatly reduces the metastatic spread of lung cancer in animals. A Phase 1 trial is ongoing for INGN 401 in patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy.

     We are investigating other vector technologies for delivering gene-based products into targeted cells. Through our strategic collaboration with VirRx, Inc., we are developing INGN 007, a replication-competent viral therapy that over-expresses an adenoviral gene and causes rapid disruption of tumor cells in which the adenovirus replicates. Preclinical testing indicates that INGN 007 over-expresses a gene that allows the vector to saturate the entire tumor and to eradicate cancer in animal models. We anticipate pursuing clinical confirmation as to whether this self-amplifying delivery system can complement our existing adenoviral gene delivery system, which is replication disabled, in selected therapeutic scenarios.

     We believe our research and development expertise gained from our gene-induced protein therapies for cancer is also applicable to other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. As a result, we are conducting research in collaboration with medical institutions to understand the safety and effectiveness of our gene-induced protein therapy product candidates in the treatment of diseases such as rheumatoid arthritis. In addition, we have developed a variety of technologies, which we refer to as enabling technologies, for administering gene-based products to patients and enhancing the effects of these products. We also have specialized manufacturing expertise and a manufacturing facility to support our continued product development and commercialization efforts.

     As a supplement to our gene-induced therapeutic protein programs, we are evaluating the development of mebendazole, our first small molecule product candidate, which we refer to as INGN 601. The use of the mebendazole compound is approved by the FDA for the oral treatment of parasitic diseases. Pre-clinical studies suggest that mebendazole may also be an effective treatment of cancer. The results of pre-clinical studies involving mebendazole and lung cancer are published in the January 2003 edition of Molecular Cancer Therapeutics. We are working with The University of Texas M. D. Anderson Cancer Center to further evaluate development of this molecule as a cancer treatment.

     We place substantial emphasis on developing and maintaining a strong intellectual property program. We own or exclusively control numerous patents and pending patent applications in the United States and elsewhere that cover ADVEXIN therapy and INGN 241 (mda-7) therapy in particular, adenoviral p53 and adenoviral mda-7 in general, clinical applications of adenoviral and other forms of p53 and mda-7, and adenoviral production. Certain of our patents are licensed from The University of Texas System, Columbia University and Aventis Pharmaceuticals, Inc. The patents directed to clinical applications of p53 broadly cover the use of p53 in combination with standard chemotherapy and clinical therapy with adenoviral p53 in general. Our adenoviral production patent position is of particular potential commercial importance in that it covers most methods currently in use by us and others for commercial scale adenoviral production and purification processes. We have recently been successful in having certain European patents held by our competitors revoked by the European Patent Office, subject to appeal by the patent holders. In addition to our p53 and mda-7 intellectual property position, we also own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various other tumor suppressor genes.

     We own and operate a manufacturing facility that we believe complies with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We have produced ADVEXIN therapy in this facility for use in our Phase 1, 2 and 3 clinical trials. The design of the facility and the processes operated in the facility have been reviewed with the FDA. Our work to validate our manufacturing processes in accordance with FDA regulations is ongoing. We plan to use this facility for our market launch of ADVEXIN therapy. We have produced over 20 batches of ADVEXIN therapy clinical material, including all clinical material used in our Phase 2 and Phase 3 clinical trials. In addition, we have entered into agreements with third parties under which we have provided process development and manufacturing services related to products they are developing. We have also produced INGN 241 in a separate facility for use in our Phase 1-2 clinical trials.

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At June 30, 2003, we had an accumulated deficit of approximately $83.1 million. We anticipate that we will incur losses in the future that may be greater than losses incurred in prior periods. At June 30, 2003, we had cash and cash equivalents of $26.7 million. During the six months ended June 30, 2003, we used $7.0 million of cash for operating activities. While we implemented measures during the six months ended June 30, 2003 to reduce the amount of cash used in our operating activities, our cash usage rate could increase in future periods as we continue our ADVEXIN therapy clinical trials, prepare regulatory documentation for product application submissions to the FDA and conduct our research and development of various other technologies,. Currently, we earn revenue from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     In June 2003, we sold 2.0 million shares of our common stock for an aggregate purchase price of $11.5 million to selected institutional investors through a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Our net proceeds from this transaction, after related fees and expenses, were $10.8 million. In connection with this sale, we issued warrants to purchase 400,000 shares of our common stock at $7.89 per share. These warrants are exercisable at any time by the warrant holders through June 2008. Beginning in June 2005, we may force the exercise of these warrants if the average closing market price of our common stock during any 20 consecutive trading days is greater than $15.78 per share. The shares of common stock issued and issuable upon the exercise of the warrants issued in this transaction have been registered on a registration statement on Form S-3, effective August 7, 2003 (Commission File No. 333-107028).

Summary of Significant Accounting Policies

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

     Research and Development Costs. In conducting our clinical trials of ADVEXIN therapy and other product candidates, we procure services from numerous third-party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expenses in general. These vendors do not necessarily provide us billings for their services on a regular basis and, accordingly, are often not a timely source of information to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on numerous factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor will render the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expenses and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates, resulting in increases or decreases in the amount of expense recorded and the related accrual.

Results of Operations

Comparison of the Quarters Ended June 30, 2003 and June 30, 2002

Revenues

     Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn contract research services revenue from Aventis Pharmaceuticals Products, Inc., one of our stockholders, under an agreement through which Aventis provides funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. We earn grant revenue under research grants from U.S. Government agencies. Total contract services, grant and other revenue was $143,000 for the quarter ended June 30, 2003, compared to $322,000 for the quarter ended June 30, 2002, a decrease of 56%. This decrease was primarily due to a decline in the level of our contract manufacturing activity due to the completion of work under services agreements with certain third parties subsequent to June 30, 2002.

Costs and Expenses

     Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $58,000 for the quarter ended June 30, 2003 and $107,000 for the quarter ended June 30, 2002, were $2.9 million for the quarter ended June 30, 2003, compared to $5.7 million for the quarter ended March 31, 2002, a decrease of 49%. This decrease was primarily due to cost control programs implemented during the first quarter of 2003 to reduce the rate at which we use cash for operations.

     General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $692,000 for the quarter ended June 30, 2003 and $244,000 for the quarter ended June 30, 2002, were $1.1 million for the quarter ended June 30, 2003, compared to $1.4 million for the quarter ended June 30, 2002, a decrease of 21%. This decrease was primarily due to cost control programs implemented during the first quarter of 2003 to reduce the rate at which we use cash for operations.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $750,000 for the quarter ended June 30, 2003, compared with $351,000 for the quarter ended June 30, 2002, an increase of 114%. This increase was due to stock options granted in June 2003 to (1) certain members of our Board of Directors for which some of the options have exercise prices below the market value of our common stock at the date of grant and were fully vested upon issuance, and (2) our corporate secretary, who is not a director or employee and for whom options grants are subject to fair value accounting. This increase was offset by a lower expense related to stock options granted in previous periods as deferred compensation related to those options became fully amortized. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expenses and Other Income

     Interest income was $475,000 for the quarter ended June 30, 2003, compared to $166,000 for the quarter ended June 30, 2002, an increase of 186%. Included in the 2003 amount is $425,000 we received from the settlement of litigation related to a decline in the market value of certain commercial paper we held as an investment during the quarter ended March 31, 2001. Excluding the amount from this settlement, interest income for the quarter ended June 30, 2003, was $50,000, which decreased 70% from the amount for the quarter ended June 30, 2002, due to our lower average cash and cash equivalents balances during 2003 and declining interest rates.

     Interest expense was $161,000 for the quarter ended June 30, 2003, compared with $203,000 for the quarter ended June 30, 2002, a decrease of 21%. This decrease was due to lower principal amounts upon which interest was incurred in 2003 compared to 2002 as a result of continuing debt service payments on notes payable and capital lease obligations.

     Other income was $254,000 for the quarter ended June 30, 2003, compared to $332,000 for the quarter ended June 30, 2002, a decrease of 23%. This decrease was due to other income for 2002 period including $84,000 we received from the settlement of intellectual property related litigation.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

Revenues

     Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn contract research services revenue from Aventis Pharmaceuticals Products, Inc., one of our stockholders, under an agreement through which Aventis provides funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. We earn grant revenue under research grants from U.S. Government agencies. Contract services, grant and other revenue was $293,000 for the six months ended June 30, 2003, compared to $551,000 for the six months ended June 30, 2002, an decrease of 47%. This decrease was primarily due to a decline in the level of our contract manufacturing activity due to the completion of work under services agreements with certain third parties subsequent to June 30, 2002.

Costs and Expenses

     Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $122,000 in 2003 and $214,000 in 2002, were $7.2 million for the six months ended June 30, 2003, compared to $12.3 million for the six months ended June 30, 2002, a decrease of 42%. This decrease was primarily due to cost control programs implemented during the first quarter of 2003 to reduce the rate at which we use cash for operations.

     General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $914,000 in 2003 and $527,000 in 2002, were $2.3 million for the six months ended June 30, 2003, compared to $2.9 million for the six months ended June 30, 2002, a decrease of 22%. This decrease was primarily due to cost control programs implemented during the first quarter of 2003 to reduce the rate at which we use cash for operations.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $1.0 million for the six months ended June 30, 2003, compared with $741,000 for the six months ended June 30, 2002, an increase of 35%. This increase was due to stock options granted in June 2003 to (1) certain members of our Board of Directors for which some of the options have exercise prices below the market value of our common stock at the date of grant and were fully vested upon issuance, and (2) our corporate secretary, who is not a director or employee and for whom options grants are subject to fair value accounting. This increase was offset by a lower expense related to stock options granted in previous periods as deferred compensation related to those options became fully amortized. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expense and Other Income

     Interest income was $536,000 for the six months ended June 30, 2003, compared with $357,000 for the six months ended June 30, 2002, an increase of 50%. Included in the 2003 amount is $425,000 we received from the settlement of litigation related to a decline in the market value of certain commercial paper we held as an investment during the quarter ended March 31, 2001. Excluding the amount from this settlement, interest income for the six months ended June 30, 2003, was $111,000, which decreased 69% compared to the amount for the six months ended June 30, 2002, due to our lower average cash and cash equivalents balances during 2003 and declining interest rates.

     Interest expense was $330,000 for the six months ended June 30, 2003, compared with $422,000 for the six months ended June 30, 2002, a decrease of 22%. This decrease was a result of lower principal amounts upon which interest was incurred in 2003 compared to 2002 as a result of continuing debt service payments on notes payable and capital lease obligations.

     Other income was $502,000 for the six months ended June 30, 2003, compared to $649,000 for the six months ended June 30, 2002, a decrease of 23%. This decrease was due to other income for the 2002 period including $84,000 we received from the settlement of intellectual property related litigation.

Liquidity and Capital Resources

     We have incurred annual operating losses since our inception, and at June 30, 2003, we had an accumulated deficit of $83.1 million. From inception through June 30, 2003, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $25.4 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003), $7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $10.5 million from contract services, grants, interest and other income.

     At June 30, 2003, we had cash and cash equivalents of $26.7 million, compared with $23.5 million at December 31, 2002. This increase was primarily a result of the sale of 2.0 million shares of our common stock in June 2003 for net proceeds of $10.8 million, offset by the use of $7.6 million of cash to fund our operations. For at least the next two years, we expect to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis, preparing regulatory documentation submissions to the FDA and conducting pre-marketing activities for ADVEXIN therapy. We also expect to continue our research and development of various other gene-based technologies. The majority of our expenditures over this two-year period will most likely relate to the clinical trials of ADVEXIN therapy and the preparation of regulatory filings for ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the six months ended June 30, 2003. We believe our existing working capital can fund our operations for the next 18 to 24 months, although unforeseen events could shorten that time period. We are taking measures to reduce the amount of cash used in our operating activities. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     Net cash used in operating activities was $7.0 million for the six months ended June 30, 2003, compared with $11.2 million for the six months ended June 30, 2002. In general, this decrease was primarily due to cost control programs implemented during the first quarter of 2003 to reduce the rate at which we use cash for operations. Specifically, the decrease in cash used was primarily the result of a lower net loss in 2003 compared to 2002, after considering adjustments for depreciation and compensation related to the issuance of stock options, further affected by (1) a larger decrease in other assets in 2003 compared to 2002 primarily due to an increased use of previously prepaid expenses to fund operations, (2) a smaller increase in accounts payable in 2003 compared to 2002 as a result of cost control programs implemented in 2003 resulting in a lower level of obligations to vendors and services providers, and (3) a smaller increase in deferred revenue in 2003 compared to 2002 due to funding received prior to June 30, 2002, for contract manufacturing process development and contract research services being earned subsequent to June 30, 2002, and not being replaced by additional funding for similar services.

     Net cash provided by investing activities was $10,000 for the six months ended June 30, 2003, compared to net cash used in investing activities of $14.6 million for the six months ended June 30, 2002. The absence of activity related to short-term investments during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002 was due to our not having any short-term investments during the six months ended June 30, 2003. The decrease in purchases of property and equipment was due to the equipment on hand during the 2003 period being adequate to support our operating requirements, resulting in there being no need to purchase significant equipment during that period. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash and cash equivalents available to fund operating activities.

     Net cash provided by financing activities was $10.2 million for the six months ended June 30, 2003, compared to net cash used in financing activities of $718,000 for the six months ended June 30, 2002. The 2003 amount includes $10.8 million of net proceeds from the sale of 2.0 million shares of our common stock in June 2003. Excluding the proceeds from that sale of common stock, the remaining use of $657,000 for financing activities in 2003 is lower than the comparable amount for 2002 due to the receipt of proceeds under a lease line of credit during 2003 for which there was no similar activity in 2002, offset by higher principal payments on notes payable and capital leases as those obligations continue to amortize.

     We have an agreement with VirRx, Inc. (VirRx) to purchase $150,000 of VirRx Series A Preferred Stock on the first day of each quarter through January 1, 2006. We purchased $300,000 of this stock for cash during the six months ended June 30, 2003. We record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate our requirement to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

     We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments and capital lease payments for the six months ending December 31, 2003	$1,085
Total debt service and capital lease payments for the year ending December 31, 2004	1,451
2005	1,323
2006	846
2007	537
Thereafter	9,133

Total debt service and capital lease payments	14,375
Less portion representing interest	(6,022)

Total principal balance at June 30, 2003	$8,353

Categories in which the principal balances are presented as of June 30, 2003:
Current portion of obligations under capital leases and notes payable	$1,331
Capital lease obligations, net of current portion	85
Notes payable, net of current portion	6,937

Total principal balance at June 30, 2003	$8,353

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with generally accepted accounting principles. We make total annual rent payments of approximately $144,000 under this lease that will continue until the expiration of the initial term of this lease in September 2026. Future annual rental payments due under all operating leases are as follows, in thousands:

Six months ending December 31, 2003	$213
Year ending December 31, 2004	281
2005	202
2006	144
2007	144
Thereafter	2,707

Total minimum lease payments under operating leases	$3,691

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

     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth was the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $182,000 per annum through September 30, 2003, and $200,000 per annum thereafter through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of June 30, 2003, we would have been obligated to make final payments totaling $196,000. Dr. Roth is one of our stockholders.

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

     We are conducting Phase 3 clinical trials of our lead product candidate, ADVEXIN® therapy, for the treatment of head and neck cancer, have completed a Phase 2 clinical trial of ADVEXIN therapy for the treatment of non-small cell lung cancer, are conducting a Phase 2 clinical trial of ADVEXIN therapy for the treatment of breast cancer and either have conducted or are conducting several Phase 1 and Phase 2 clinical trials of ADVEXIN therapy for other cancer types. Current or future clinical trials may demonstrate that ADVEXIN therapy is neither safe nor effective.

     While we are conducting a Phase 1-2 clinical trial of INGN 241, a product candidate based on the mda-7 gene, our most significant clinical trial activity and experience has been with ADVEXIN therapy. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Current or future clinical trials may demonstrate that INGN 241 or our other product candidates are neither safe nor effective.

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

     We have generated operating losses since we began operations in June 1993. As of June 30, 2003, we had an accumulated deficit of approximately $83.1 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue. Presently, we earn minimal revenue from contract services activities, grants, interest income and rent from the lease of a portion of our facilities to M. D. Anderson Cancer Center. Prior to December 31, 2000, we earned revenue from Aventis under collaborative agreements for research and development and sales of ADVEXIN therapy for use in Aventis’ clinical trials, which are revenues we no longer receive. We do not expect to generate revenues from the commercial sale of products in the foreseeable future, and we may never generate revenues from the commercial sale of products.

     If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials.

     Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our operations over the approximately the next 18 to 24 months with our current working capital, resulting primarily from the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in June 2001, net proceeds from the sale of common stock and warrants to purchase common stock in a private placement to selected institutional investors in June 2003, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, due to a number of factors, including:

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

     Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, the National Cancer Institute, Chiba

University in Japan, VirRx and Corixa Corporation, as well as numerous other institutions who conduct clinical trials work for us..Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

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

     Serious unwanted side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation and negative public perception of our product candidates, as well as potential regulatory delays relating to the testing or approval of our product candidates. The FDA recently placed a clinical hold on gene therapy clinical trials using retroviral vectors to transduce hematopoietic stem cells after two participants in such a trial for the X-linked form of severe combined immune deficiency disease (X-SCID) being conducted in Europe developed what appeared to be a leukemia-like illness. This clinical hold requires a case-by-case review of the use of retroviral vectors in these European trials. We do not use retroviral vectors in our ongoing clinical trials and are not developing products using the production process used in those clinical trials. We have received no communications from the FDA to indicate this clinical hold will affect our clinical trials, and we anticipate no future negative effects on our clinical trials from this event. In accordance with our pharmacovigilance procedures, we monitor every patient in our clinical trials for safety and report all side effects to the FDA and the National Institutes of Health according to applicable regulations. We have witnessed no adverse effects in our clinical trials that even remotely resemble what occurred in the X-SCID trial. Due to the fundamental differences between retroviral vectors and the adenoviral vector employed in ADVEXIN therapy, we believe the likelihood of our encountering an event such as that experienced in the X-SCID trial is remote.

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

     Following routine procedure, we report to the FDA and other regulatory agencies serious adverse events that we believe may be reasonably related to the treatments administered in our clinical trials. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or measures, which could increase the cost of or prolong our clinical trials.

     To date no governmental authority has approved any gene therapy product or gene-induced product for sale in the United States or internationally. The commercial success of our products will depend in part on public acceptance of the use of gene therapy products or gene-induced products, which are a new type of disease treatment for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy products or gene-induced products are unsafe, and these treatment methodologies may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy product or gene-induced products could also result in greater government regulation and stricter clinical trial oversight.

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

     Our ability to develop and protect a competitive position based on our biotechnological innovations, innovations involving genes, gene-induced therapeutic protein agents, viruses for delivering the genes to cells, formulations, gene therapy delivery systems that do not involve viruses, and the like, is particularly uncertain. Due to the unpredictability of the biotechnological sciences, the PTO, as well as patent offices in other jurisdictions, has often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection against competitive challenges. Similarly, courts have invalidated or significantly narrowed many key patents in the biotechnology industry. Thus, even if we are able to obtain patents that cover commercially significant innovations, our patents may not be upheld or our patents may be substantially narrowed.

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

     We have been notified by the European Patent Office, or EPO, that Schering-Plough has filed an opposition against our European patent directed to combination therapy with p53 and conventional chemotherapy and/or radiation. An opposition is an administrative proceeding instituted by a third party and conducted by the EPO to determine whether a patent should be maintained or revoked in part or in whole, based on evidence brought forth by the party opposing the patent. The EPO will hold an initial oral proceeding in October 2003 to determine whether the patent should be maintained. Resolution of this opposition will require that we expend time, effort and money. If the party opposing the patent ultimately prevails in having our European patent revoked in whole or in part then the scope of our protection for our product in Europe will be reduced. We would not expect, however, such a result to have a significant impact on our commercialization efforts in Europe.

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

     We compete with pharmaceutical and biotechnology companies, including Canji, Inc. and Genvec, Inc., which are pursuing other forms of treatment for the diseases ADVEXIN therapy and our other product candidates target. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

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

     Even if we receive regulatory approval to market ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.

     Our profitability will depend on the market’s acceptance of ADVEXIN therapy, INGN 241, INGN 225 and our other product candidates. The commercial success of our product candidates will depend on whether:

•	they are more effective than alternative treatments;

•	their side effects are acceptable to patients and doctors;

•	we produce and sell them at a profit; and

•	we market ADVEXIN therapy, INGN 241, INGN 225 and other product candidates effectively.

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

     Our current manufacturing facilities have not yet been subject to an FDA or other regulatory inspection. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with CGMP and foreign regulatory requirements. Our facility in Houston, Texas is our only manufacturing facility. If this facility were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy or any other product candidates would be significantly hampered and we would incur delays in our pre-clinical testing, clinical trials and commercialization efforts.

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

     The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation and significant media attention;

•	withdrawal of clinical trial volunteers;

•	substantial delay in FDA approval;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds. Investments are classified as held-to-maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of June 30, 2003 would decrease our interest income by approximately $250,000 per year and approximately $63,000 per quarter.

     At June 30, 2003, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

Item 4. Controls and Procedures.

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

     In June 2003, we sold 2.0 million shares of our common stock for an aggregate purchase price of $11.5 million to selected institutional investors through a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Our net proceeds from this transaction, after related fees and expenses, were $10.8 million. The shares of common stock issued and issuable upon the exercise of warrants issued in this transaction have been registered on a Registration Statement on Form S-3, effective August 7, 2003 (Commission File No. 333-107028). The proceeds from the offering will be used for research and development, including clinical trials, the advancement of our process development and manufacturing capabilities, the initiation of product marketing and commercialization programs, and for general corporate purposes, including working capital.

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  We held our Annual Meeting of Stockholders (Annual Meeting) on June 26, 2003.

     (b)  At the Annual Meeting, our stockholders elected John N. Kapoor, Ph.D. and David G. Nance as Class III directors to serve for terms of three years. In addition, the term of office continued after the meeting for the following directors: William H. Cunningham, Ph.D. and Robert L. Moore as Class I directors and Charles E. Long and Mahendra G. Shah, Ph. D. as Class II directors.

     (c)  Our stockholders voted on the following matters at the Annual Meeting:

     1.     the election of two (2) Class III directors to our board of directors, each to serve a term of three (3) years; and

     2.     the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

     (d)  Votes were cast for the election of John N. Kapoor, Ph. D. and David G. Nance as Class III directors as follows:

Director:	Votes For:	Votes Withheld:

John N. Kapoor, Ph. D	19,339,074	4,000
David G. Nance	18,610,510	732,564

(e)	The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 was approved as follows:

19,337,674 votes for approval; 3,400 votes against; and 2,000 abstentions.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14 or 17 C.FR. 240.15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     In connection with our earnings press release for the quarter ended March 31, 2003, we filed a Current Report on Form 8-K and an Amendment No.1 to Current Report on Form 8-K on May 13, 2003.

     In connection with the press release announcing the sale of 2.0 million shares of our common stock to selected institutional investors on June 18, 2003, we filed a Current Report on Form 8-K on June 18, 2003.

     In connection with the sale of 2.0 million shares of our common stock to selected institutional investors on June 18, 2003, we filed a Current Report on Form 8-K on June 19, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.

Date: August 14, 2003	By:	/s/ James W. Albrecht, Jr.

James W. Albrecht, Jr. On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14 or 17 C.F.R. 240.15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002