Form 10-Q
period 2003-09-30
INTROGEN THERAPEUTICS INC
filed 2003-11-14
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

COMMISSION FILE NUMBER 000-21291

INTROGEN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2704230
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

301 Congress Avenue, Suite 1850
Austin, Texas 78701
(Address of principal executive offices, including zip code)

(512) 708-9310
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

     As of November 10, 2003, the registrant had 23,660,502 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	September 30,
	2002	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,467	$22,609
Prepaid expenses and other current assets	812	307

Total current assets	24,279	22,916
Property and equipment, net of accumulated depreciation of $8,228 and $9,293, respectively	8,742	7,785
Other assets	295	322

Total assets	$33,316	$31,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,774	$1,879
Accrued liabilities	1,997	2,386
Deferred revenues from affiliate	69	18
Current portion of capital lease obligations and notes payable	1,587	1,133

Total current liabilities	5,427	5,416
Capital lease obligations, net of current portion	125	70
Notes payable, net of current portion	7,310	6,743
Deferred revenue, long-term	619	813

Total liabilities	13,481	13,042

Commitments and contingencies

Stockholders’ Equity:
Series A non-voting convertible preferred stock, $.001 par value per share, 100 shares authorized, 100 shares issued and outstanding	1	1
Common stock, $.001 par value per share; 50,000 shares authorized, 21,446 and 23,661 shares issued and outstanding, respectively	21	24
Additional paid-in capital	94,430	105,734
Deferred compensation	(974)	(216)
Accumulated deficit	(73,643)	(87,562)

Total stockholders’ equity	19,835	17,981

Total liabilities and stockholders’ equity	$33,316	$31,023

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Contract services, grant and other revenue	$453	$9	$1,004	$302

Costs and expenses:
Research and development	4,633	3,572	17,137	10,871
General and administrative	1,729	1,404	5,163	4,599

Total operating expenses	6,362	4,976	22,300	15,470

Loss from operations	(5,909)	(4,967)	(21,296)	(15,168)
Interest income	136	402	493	938
Interest expense	(181)	(153)	(604)	(483)
Other income	261	292	911	794

Net loss	$(5,693)	$(4,426)	$(20,496)	$(13,919)

Net loss per share, basic and diluted	$(0.27)	$(0.19)	$(0.96)	$(0.62)

Shares used in computing basic and diluted net loss per share	21,465	23,650	21,459	22,343

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(20,496)	$(13,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,423	1,106
Compensation related to issuance of stock options	1,067	1,204
Changes in assets and liabilities:
Decrease (increase) in other assets	461	478
Increase (decrease) in accounts payable and accrued liabilities	584	494
Increase (decrease) in deferred revenue	281	143

Net cash used in operating activities	(16,680)	(10,494)

Cash flows from investing activities:
Purchases of property and equipment, net of retirements	(103)	(148)
Purchases of short-term investments	(33,911)	—
Maturities of short-term investments	23,389	—

Net cash used in investing activities	(10,625)	(148)

Cash flows from financing activities:
Proceeds from sale of common stock	10	10,860
Borrowings under capital lease obligations and notes payable	—	141
Principal payments under capital lease obligations and notes payable	(1,112)	(1,217)

Net cash provided by (used in) financing activities	(1,102)	9,784

Net increase (decrease) in cash	(28,407)	(858)
Cash, beginning of period	37,397	23,467

Cash, end of period	$8,990	$22,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$574	$483

Total cash, cash equivalents and short term investments	$30,940	$22,609

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

     See the “Overview” section below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our business.

     We have not generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Our research and development activities involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure, as well as those factors set forth below under “Risk Factors.” As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

2.     Basis of Presentation

     The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 2002, and for the year then ended, included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2003.

3.     Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

4.     Stock Based Compensation

     For stock options granted to our directors and employees, we record compensation using the intrinsic value method allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and as set forth under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under this method, for stock options granted to our directors and employees, we record compensation expense based on the excess of the market value of our stock over the exercise price of the stock option on the date of the stock option grant. If the exercise price of the stock option is equal to or greater than the market value of our stock on the date of grant, we do not record compensation expense. For stock options granted to persons other than our directors and employees, we record compensation expense based on the fair value method and the Black-Scholes option pricing model. Under both methods, if the compensation expense relates to a stock option that vests over future periods, we defer that expense and amortize that deferral over the vesting period of the stock option, which is generally four years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net loss, as reported	$(5,693)	$(4,426)	$(20,496)	$(13,919)
Add: Stock-based director and employee compensation expense included in reported net loss determined using the intrinsic value method	326	169	1,067	1,205
Deduct: Stock-based director and employee compensation expense determined using the fair value method	(440)	(664)	(1,533)	(3,232)
Pro forma net loss	(5,807)	(4,921)	(20,962)	(15,946)
Earnings per share:
Basic and diluted, as reported	$(0.27)	$(0.19)	$(0.96)	$(0.62)
Basic and diluted, pro forma	$(0.27)	$(0.21)	$(0.98)	$(0.71)

5.     Investment in VirRx, Inc.

     We have an agreement with VirRx, Inc. (VirRx) to purchase $150,000 of VirRx Series A Preferred Stock on the first day of each quarter through January 1, 2006. We purchased $150,000 and $450,000 of this stock for cash during the three and nine months ended September 30, 2003, respectively. We record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate our requirement to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

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

7.     Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of another entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. VirRx, Inc., discussed in Note 5 above, is a variable interest entity with regard to which we are evaluating whether or not the adoption of FIN 46 will require consolidating VirRx, Inc. in our future financial statements. VirRx, Inc. is not consolidated in our financial statements as of September 30, 2003, and for the periods then ended. A consolidation of VirRx, Inc. into our financial statements would not have a material impact on the financial statements as presented. We have no relationships with any other variable interest entities that we believe would require consolidation of those entities under FIN 46.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below under “Risk Factors.”

Overview

     Introgen Therapeutics, Inc. was incorporated in Delaware on June 17, 1993. We are a leading developer of biopharmaceutical products using non-integrating gene agents designed to induce therapeutic protein expression for the treatment of cancer and other diseases. Our drug discovery and development programs have resulted in innovative approaches by which physicians may use genes to initiate therapeutic protein production. Genes provide instructions for the manufacture of proteins in a cell. In the Introgen approach, genes are used as the means of introducing into the target cancer cells the necessary amounts of normal cancer fighting proteins that act to overpower the cancer cell. Thus, rather than acting to repair or replace aberrant or missing genes and thereby creating a permanent, long-term change to the patient’s genome, our products work in a different manner by formulating genes to act as templates for the in vivo production of proteins that simulate pharmacologic agents. The resultant proteins engage disease-related molecular targets or receptors to produce a specific therapeutic effect. Our lead product candidate, ADVEXIN® therapy, combines the p53 gene with an adenoviral gene delivery system that we have developed and extensively tested. The p53 gene is one of the most potent members of a group of naturally occurring tumor suppressor genes, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous.

     We are conducting pivotal Phase 3 clinical trials of ADVEXIN therapy, both by itself and in combination with chemotherapy, in advanced squamous cell cancer of the head and neck. Pivotal Phase 3 clinical trials are efficacy trials, which are usually followed by the filing of an application with the United States Food and Drug Administration (FDA) to market the product being tested. Our earlier Phase 2 clinical trials of ADVEXIN therapy in squamous cell cancer of the head and neck demonstrated that treatment with ADVEXIN therapy provided a survival advantage to patients with recurrent head and neck cancer who were ineligible for surgery.

     ADVEXIN therapy for head and neck cancer is designated as an orphan drug under the Orphan Drug Act, which gives us seven years of marketing exclusivity for ADVEXIN therapy if approved by the FDA. ADVEXIN therapy is also designated as a Fast Track Drug Product by the FDA for its effect on prolonging survival and the time to loco-regional disease progression in patients with recurrent, unresectable squamous cell carcinoma of the head and neck. By designating ADVEXIN therapy as a Fast Track Drug Product, the FDA will take actions to expedite the evaluation and review of the application for approval of ADVEXIN therapy.

     We have completed a Phase 2 clinical trial of ADVEXIN therapy administered as a complement with radiation therapy in non-small cell lung cancer. Phase 2 trials are efficacy trials. This Phase 2 trial showed that approximately 60 percent of patients’ primary tumors regressed or disappeared after the combination therapy, as assessed by biopsies, bronchoscopy or CT scans three months after treatment. Moreover, ADVEXIN therapy administration did not appear to increase the side effects caused by radiation treatment. These data were published in the January 2003 issue of the journal Clinical Cancer Research. We are reviewing future development plans for this indication.

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

     We and the NCI will conduct a Phase 1-2 clinical trial in which ADVEXIN therapy will be administered in the form of an oral rinse or mouthwash. This trial will be the first to investigate the cancer prevention effect of ADVEXIN therapy on oral lesions that have a high risk of developing into cancer. Currently, there are no such cancer prevention treatments approved by the FDA.

     As a supplement to our gene-induced therapeutic protein programs, we are developing INGN 225 using ADVEXIN therapy to create a highly specific therapeutic cancer vaccine that stimulates a patient’s particular immune cells known as dendritic cells. Recently published research in Current Opinion in Drug Discovery & Development concluded that ADVEXIN therapy can be used with a patient’s isolated dendritic cells as an antigen delivery and immune enhancing therapeutic strategy. Preclinical testing has shown that the immune system can recognize and kill tumors after treatment with ADVEXIN therapy stimulated dendritic cells. We believe ADVEXIN therapy applied in this manner could have broad utility to suppress cancer progression in patients with solid cancers. We are currently enrolling and treating patients with small-cell lung cancer in a Phase 1 clinical trial using INGN 225 after treatment with standard chemotherapy.

     To date, clinical investigators at clinical sites in North America, Europe and Japan have treated hundreds of patients with ADVEXIN therapy, establishing a large safety database. We hold the worldwide rights for pre-clinical and clinical development, manufacturing, marketing and commercialization of ADVEXIN therapy.

     In addition to our ADVEXIN therapy development programs, we are developing other gene-induced therapeutic protein agents that we believe may be effective in treating certain cancers. These additional therapeutic protein agents include those based on several genes, including the mda-7, FUS-1 and BAK genes, as well as additional vector technologies for delivering the gene-based products efficiently into target cells.

     Our INGN 241 product candidate, which combines the mda-7 gene with our adenoviral vector system, is undergoing safety and efficacy testing in a Phase 1-2 clinical trial, with one of the objectives also being to determine if this technology displays anti-tumor activity. This trial has demonstrated that in patients with various solid tumors, INGN 241 is well tolerated, produces the desired pharmacologic protein that is in turn biologically active, displays minimal toxicity and can lead to tumor regression. Preclinical studies have demonstrated that INGN 241 works to kill tumor cells directly and simultaneously stimulates the immune system, known as cytokine activity, to kill metastatic tumor cells through multiple mechanisms in a variety of cancers. These studies have shown that the mda-7 protein produced by INGN 241 may play an important role in controlling the growth of tumors, which resulted in the designation of mda-7 as interleukin-24, or IL-24. Preclinical studies also suggest INGN 241 can be effectively combined with radiation therapy and may be useful in enhancing the effects of such therapy. The results of another study recently published in the Journal of Thoracic and Cardiovascular Surgery indicate INGN 241 rapidly causes programmed cell death in lung cancer cells containing either normal or mutated p53, indicating that INGN 241 works in a different and possibly complementary manner to ADVEXIN therapy. This study further showed that INGN 241 kills cancer cells in a manner different from common chemotherapeutics, which could be an advantage in developing therapies to treat cancer patients whose tumors are resistant to chemotherapeutics.

     Preclinical studies have shown that delivery of the FUS-1 gene, which we exclusively license from The University of Texas M. D. Anderson Cancer Center, using either adenoviral or non-viral gene transfer, significantly inhibits the growth of tumors and greatly reduces the metastatic spread of lung cancer in animals. A non-viral delivery system licensed from the NCI has been formulated incorporating FUS-1 and is called INGN 401. A Phase 1 clinical trial is ongoing for INGN 401 in patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy.

     We are investigating other vector technologies for delivering gene-based products into targeted cells. Through our strategic collaboration with VirRx, Inc., we are developing INGN 007, a replication-competent viral therapy that over-expresses an adenoviral gene and thereby causes rapid disruption of tumor cells in which the adenovirus replicates. Preclinical testing indicates that INGN 007 can eradicate human tumors in animal models. We anticipate pursuing clinical confirmation of this therapeutic candidate. We are also evaluating whether this replicating viral construct could form the basis of a self-amplifying gene delivery system, which could complement our existing replication-disabled, adenoviral gene delivery system in selected therapeutic scenarios.

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

     We own and operate a manufacturing facility that we believe complies with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We have produced ADVEXIN therapy in this facility for use in our Phase 1, 2 and 3 clinical trials. The design of the facility and the processes operated in the facility have been reviewed with the FDA. Our work to validate our manufacturing processes in accordance with FDA regulations is ongoing. We plan to use this facility for our market launch of ADVEXIN therapy. We have produced over 20 batches of ADVEXIN therapy clinical material, including all clinical material used in our Phase 2 and Phase 3 clinical trials. In addition, we have entered into agreements with third parties under which we have provided process development and manufacturing services related to products they are developing. We have also produced INGN 241 in a separate facility for use in our Phase 1-2 clinical trial.

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At September 30, 2003, we had an accumulated deficit of approximately $87.6 million. We anticipate that we will incur losses in the future that may be greater than losses incurred in prior periods. At September 30, 2003, we had cash and cash equivalents of $22.6 million. During the nine months ended September 30, 2003, we used $10.5 million of cash for operating activities. Our cash usage rate could increase in future periods as we continue our ADVEXIN therapy clinical trials, prepare regulatory documentation for product application submissions to the FDA and conduct our research and development of various other technologies. Currently, we earn revenue from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

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

Results of Operations

Comparison of the Quarters Ended September 30, 2003 and September 30, 2002

Revenues

     Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earn contract research services revenue from Aventis Pharmaceuticals Products, Inc., one of our stockholders, under an agreement through which Aventis provides funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. We earn grant revenue under research grants from U.S. Government agencies. Total contract services, grant and other revenue was $9,000 for the quarter ended September 30, 2003, compared to $453,000 for the quarter ended September 30, 2002, a decrease of 98%. This decrease was primarily due to (1) a decline in the level of our contract manufacturing activity due to the completion of work under services agreements with certain third parties subsequent to September 30, 2002, which was not replaced with new contract manufacturing work due to our focus during 2003 on the preparation of regulatory filings for ADVEXIN therapy and development of our other product candidates, (2) a decrease in contract services revenue earned from Aventis as the initial portion of the Phase 2 clinical trial of ADVEXIN therapy in breast cancer approached completion and (3) a decrease in grant revenue as the work under certain existing grants approached completion.

Costs and Expenses

     Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $49,000 for the quarter ended September 30, 2003 and $98,000 for the quarter ended September 30, 2002, were $3.5 million for the quarter ended September 30, 2003, compared to $4.5 million for the quarter ended September 31, 2002, a decrease of 22%. This decrease was primarily due to cost control programs implemented during 2003 that reduced the rate at which we used cash for operations.

     General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $120,000 for the quarter ended September 30, 2003 and $228,000 for the quarter ended September 30, 2002, were $1.3 million for the quarter ended September 30, 2003, compared to $1.5 million for the quarter ended September 30, 2002, a decrease of 13%. This decrease was primarily due to cost control programs implemented during 2003 that reduced the rate at which we used cash for operations.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $169,000 for the quarter ended September 30, 2003, compared with $326,000 for the quarter ended September 30, 2002, a decrease of 48%. This decrease was due to deferred compensation related to certain options becoming fully amortized in quarters subsequent to September 30, 2002. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expenses and Other Income

     Interest income was $402,000 for the quarter ended September 30, 2003, compared to $136,000 for the quarter ended September 30, 2002, an increase of 196%. Included in the 2003 amount is $350,000 we received from the settlement of litigation related to a decline in the market value of certain commercial paper we held as an investment during the quarter ended March 31, 2001. Excluding the amount from this settlement, interest income for the quarter ended September 30, 2003, was $52,000, which decreased 62% from the amount for the quarter ended September 30, 2002, due to our lower average cash and cash equivalents balances during 2003 and declining interest rates.

     Interest expense was $153,000 for the quarter ended September 30, 2003, compared with $181,000 for the quarter ended September 30, 2002, a decrease of 15%. This decrease was due to lower principal amounts upon which interest was incurred in 2003 compared to 2002 as a result of continuing debt service payments on notes payable and capital lease obligations.

     Other income was $292,000 for the quarter ended September 30, 2003, compared to $261,000 for the quarter ended September 30, 2002, an increase of 12%. This increase was due to (1) higher rent and expense reimbursements in 2003 compared to 2002 from tenants to whom we sublease space in our facility and (2) proceeds from the sale of certain equipment in the 2003 period, where there were no such sales in the 2002 period.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

Revenues

     Contract Services, Grant and Other Revenue. Contract services, grant and other revenue was $302,000 for the nine months ended September 30, 2003, compared to $1.0 million for the nine months ended September 30, 2002, a decrease of 70%. This decrease was primarily due to a decline in the level of our contract manufacturing activity due to the completion of work under services agreements with certain third parties subsequent to September 30, 2002 that was not replaced with new contract manufacturing activity due to our focus during 2003 on the preparation of regulatory filings for ADVEXIN therapy and the continued development of our other product candidates.

Costs and Expenses

     Research and Development. Research and development expenses, excluding compensation related to the issuance of stock options of $171,000 in 2003 and $313,000 in 2002, were $10.7 million for the nine months ended September 30, 2003, compared to $16.8 million for the nine months ended September 30, 2002, a decrease of 36%. This decrease was primarily due to cost control programs implemented during 2003 that reduced the rate at which we used cash for operations.

     General and Administrative. General and administrative expenses, excluding compensation related to the issuance of stock options of $1.0 million in 2003 and $754,000 in 2002, were $3.6 million for the nine months ended September 30, 2003, compared to $4.4 million for the nine months ended September 30, 2002, a decrease of 18%. This decrease was primarily due to cost control programs implemented during 2003 that reduced the rate at which we used cash for operations.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $1.2 million for the nine months ended September 30, 2003, compared with $1.1 million for the nine months ended September 30, 2002, an increase of 9%. This increase was due to stock options granted in June 2003 to (1) certain members of our Board of Directors for which some of the options have exercise prices below the market value of our common stock at the date of grant and were fully vested upon issuance, and (2) our corporate secretary, who is not a director or employee and for whom options grants are subject to fair value accounting. This increase was offset by a lower expense related to stock options granted in previous periods as deferred compensation related to those options became fully amortized. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expense and Other Income

     Interest income was $938,000 for the nine months ended September 30, 2003, compared with $493,000 for the nine months ended September 30, 2002, an increase of 90%. Included in the 2003 amount is $775,000 we received from the settlement of litigation related to a decline in the market value of certain commercial paper we held as an investment during the quarter ended March 31, 2001. Excluding the amount from this settlement, interest income for the nine months ended September 30, 2003, was $163,000, which decreased 67% compared to the amount for the nine months ended September 30, 2002, due to our lower average cash and cash equivalents balances during 2003 and declining interest rates.

     Interest expense was $483,000 for the nine months ended September 30, 2003, compared with $604,000 for the nine months ended September 30, 2002, a decrease of 20%. This decrease was a result of lower principal amounts upon which interest was incurred in 2003 compared to 2002 as a result of continuing debt service payments on notes payable and capital lease obligations.

     Other income was $794,000 for the nine months ended September 30, 2003, compared to $911,000 for the nine months ended September 30, 2002, a decrease of 13%. This decrease was due primarily to other income for the 2002 period including $84,000 we received from the settlement of intellectual property related litigation.

Liquidity and Capital Resources

     We have incurred annual operating losses since our inception, and at September 30, 2003, we had an accumulated deficit of $87.6 million. From inception through September 30, 2003, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $25.4 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003), $7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.3 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $11.9 million from contract services, grants, interest and other income.

     At September 30, 2003, we had cash and cash equivalents of $22.6 million, compared with $23.5 million at December 31, 2002. This decrease was primarily a result of the use of $11.7 million of cash to fund our operations offset by the sale of 2.0 million shares of our common stock in June 2003 for net proceeds of $10.8 million. For at least the next two years, we expect to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis, preparing regulatory documentation submissions to the FDA and conducting pre-marketing activities for ADVEXIN therapy. We also expect to continue our research and development of various other gene-based technologies. The majority of our expenditures over this two-year period will most likely relate to the clinical trials of ADVEXIN therapy and the preparation of regulatory filings for ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the nine months ended September 30, 2003. We believe our existing working capital can fund our operations for the next 15 to 18 months, although unforeseen events could shorten that time period. We are taking measures to reduce the amount of cash used in our operating activities. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. We may raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     Net cash used in operating activities was $10.5 million for the nine months ended September 30, 2003, compared with $16.7 million for the nine months ended September 30, 2002. In general, this decrease was primarily due to cost control programs implemented during 2003 that reduced the rate at which we used cash for operations. Specifically, the decrease in cash used was primarily the result of a lower net loss in 2003 compared to 2002, after considering adjustments for depreciation and compensation related to the issuance of stock options, further affected by (1) a larger decrease in other assets in 2003 compared to 2002 primarily due to an increased use of previously prepaid expenses to fund operations, (2) a smaller increase in accounts payable in 2003 compared to 2002 as a result of cost control programs implemented in 2003 resulting in a lower level of obligations to vendors and services providers, and (3) a smaller increase in deferred revenue in 2003 compared to 2002 due to funding received prior to June 30, 2002, for contract manufacturing process development and contract research services being earned subsequent to June 30, 2002, and not being replaced by additional funding for similar services.

     Net cash used in investing activities was $148,000 for the nine months ended September 30, 2003, compared to $10.6 million for the nine months ended September 30, 2002. The absence of activity related to short-term investments during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 was due to our not having any short-term investments during the nine months ended September 30, 2003. The amount of purchases of property and equipment during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, was relatively unchanged as our need for additional property and equipment did not vary significantly between the periods. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash and cash equivalents available to fund operating activities.

     Net cash provided by financing activities was $9.8 million for the nine months ended September 30, 2003, compared to net cash used in financing activities of $1.1 million for the nine months ended September 30, 2002. The 2003 amount includes $10.8 million of net proceeds from the sale of 2.0 million shares of our common stock in June 2003. Excluding the proceeds from that sale of common stock, the remaining use of $971,000 for financing activities in 2003 is lower than the comparable amount for 2002 due to the receipt of proceeds under a lease line of credit during 2003 for which there was no similar activity in 2002, offset by higher principal payments on notes payable and capital leases as those obligations continue to amortize.

     We have an agreement with VirRx, Inc. (VirRx) to purchase $150,000 of VirRx Series A Preferred Stock on the first day of each quarter through January 1, 2006. We purchased $450,000 of this stock for cash during the nine months ended September 30, 2003. We record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate our requirement to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

     We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate future payments due under these obligations are as follows (in thousands):

Total debt service payments and capital lease payments for the three months ending December 31, 2003	$532
Total debt service and capital lease payments for the year ending December 31,
2004	1,450
2005	1,323
2006	846
2007	537
Thereafter	9,134

Total debt service and capital lease payments	13,822
Less portion representing interest	(5,876)

Total principal balance at September 30, 2003	$7,946

Categories in which the principal balances are presented as of September 30, 2003:
Current portion of obligations under capital leases and notes payable	$1,133
Capital lease obligations, net of current portion	70
Notes payable, net of current portion	6,743

Total principal balance at September 30, 2003	$7,946

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

Three months ending December 31, 2003	$70
Year ending December 31,
2004	281
2005	202
2006	144
2007	144

Thereafter	2,707

Total minimum lease payments under operating leases	$3,548

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

     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of September 30, 2003, we would have been obligated to make final payments totaling $200,000. Dr. Roth is one of our stockholders.

Risk Factors

     We may encounter delays or difficulties in clinical trials for our product candidates, which may delay or preclude regulatory approval of some or all of our product candidates.

     In order to commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years, and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our product candidates are safe and effective for a particular cancer type or other disease.

     We have completed two Phase 2 clinical trials and are conducting two Phase 3 clinical trials of our lead product candidate, ADVEXIN® therapy, for the treatment of head and neck cancer, have completed a Phase 2 clinical trial of ADVEXIN therapy for the treatment of non-small cell lung cancer, are conducting a Phase 2 clinical trial of ADVEXIN therapy for the treatment of breast cancer and either have conducted or are conducting several Phase 1 and Phase 2 clinical trials of ADVEXIN therapy for other cancer types. Current or future clinical trials may demonstrate that ADVEXIN therapy is neither safe nor effective.

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

•	the product candidate is less effective and/or more toxic than current therapies;

•	the presence of unforeseen adverse side effects of a product candidate, including its delivery system;

•	a longer than expected time required to determine whether or not a product candidate is effective;

•	the death of patients during a clinical trial, even though the product candidate may not have caused those deaths;

•	the failure to enroll a sufficient number of patients in our clinical trials;

•	the inability to produce sufficient quantities of a product candidate to complete the trials; or

•	the inability to commit the necessary resources to fund the clinical trials.

     Despite the FDA’s designation of ADVEXIN therapy as a Fast Track Drug Product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our biologics license application for ADVEXIN therapy, or other delays in the FDA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us.

     Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

     We have a history of operating losses and expect to incur significant additional operating losses.

     We have generated operating losses since we began operations in June 1993. As of September 30, 2003, we had an accumulated deficit of approximately $87.6 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We have no products that have generated any commercial revenue. Presently, we earn minimal revenue from contract services activities, grants, interest income and rent from the lease of a portion of our facilities to M. D. Anderson Cancer Center. We do not expect to generate revenues from the commercial sale of products in the near future, and we may never generate revenues from the commercial sale of products.

     If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials.

     Developing a new drug and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our operations over the approximately the next 15 to 18 months with our current working capital, which we accumulated primarily from the net proceeds from our initial public offering in October 2000, the sale of Series A Non-Voting Convertible Preferred Stock to Aventis in June 2001, net proceeds from the sale of common stock and warrants to purchase common stock in a private placement to selected institutional investors in June 2003, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, due to a number of factors, including:

•	an acceleration of the number, size or complexity of our clinical trials;

•	slower than expected progress in developing ADVEXIN therapy, INGN 241 or other product candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to pursue our intellectual property strategy;

•	higher than expected costs to further develop our manufacturing capability; and

•	higher than expected costs to develop our sales and marketing capability.

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

     Our strategy for the research, development and commercialization of our product candidates may require us to enter into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, the National Cancer Institute, Chiba University in Japan, VirRx and Corixa Corporation, as well as numerous other institutions that conduct clinical trials work for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.

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

     Serious unwanted and unexpected side effects attributable to gene therapy may result in governmental authorities imposing additional regulatory requirements or a negative public perception of our products.

     Serious unwanted and unexpected side effects attributable to treatment, which physicians classify as treatment-related adverse events, occurring in the field of gene therapy may result in greater governmental regulation and negative public perception of our product candidates, as well as potential regulatory delays relating to the testing or approval of our product candidates. In 2002, the FDA placed a clinical hold on gene therapy clinical trials using retroviral vectors to transduce hematopoietic stem cells after two participants in such a trial for the X-linked form of severe combined immune deficiency disease (X-SCID) being conducted in Europe developed what appeared to be a leukemia-like illness. This clinical hold requires a case-by-case review of the use of retroviral vectors in these

European trials before consideration of the removal of this clinical hold for these trials. We do not use retroviral vectors in our ongoing clinical trials and are not developing products using the production process used in those clinical trials. We have received no communications from the FDA to indicate this clinical hold will affect our clinical trials, and we anticipate no future negative effects on our clinical trials from this event. No ongoing or active clinical study of any product candidate of ours has ever been placed on hold by the FDA. In accordance with our pharmacovigilance procedures, we monitor every patient in our clinical trials for safety and report all side effects to the FDA and the National Institutes of Health according to applicable regulations. We have witnessed no adverse effects in our clinical trials that even remotely resemble what occurred in the X-SCID trial. Due to the fundamental differences between retroviral vectors and the adenoviral vector employed in ADVEXIN therapy, we believe the likelihood of our encountering an event such as that experienced in the X-SCID trial is remote.

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

     We have been notified by the European Patent Office, or EPO, that Schering-Plough has filed an opposition against our European patent directed to combination therapy with p53 and conventional chemotherapy and/or radiation. An opposition is an administrative proceeding instituted by a third party and conducted by the EPO to determine whether a patent should be maintained or revoked in part or in whole, based on evidence brought forth by the party opposing the patent. The EPO held an initial oral proceeding on October 20, 2003 and determined that the patent should be maintained as amended. Schering-Plough will have an opportunity to appeal this decision. Resolution of such an appeal, if taken, will require that we expend time, effort and money. If Schering-Plough ultimately prevails in having our European patent revoked on appeal, then the scope of our protection for our product in Europe will be reduced. We would not expect, however, such a result to have a significant impact on our commercialization efforts in Europe.

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

     We are currently involved in opposing three European patents in proceedings before the EPO, in which we are seeking to have the EPO revoke three different European patents owned or controlled by Canji. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving a European patent directed to the use of a tumor suppressor gene, the EPO revoked the European patent in its entirety. Canji has appealed this revocation. In the second opposition, involving a patent that is directed to therapeutic and other applications of the p53 gene and that is owned by Johns Hopkins and, we understand, controlled by Schering-Plough, the EPO recently revoked the patent in its entirety. The patent owner has appealed this decision. In a third case involving the use of a p53 gene, the European patent at issue was upheld following an initial hearing. A second hearing to determine whether this patent should be revoked will be upcoming. If we do not ultimately prevail in one or more of these oppositions, our competitors could seek to assert by means of litigation any patent surviving opposition against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our ability to commercialize our potential commercial products in Europe.

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

     Our current manufacturing facilities have not yet been subject to an FDA or other regulatory inspection. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with CGMP and foreign regulatory requirements. Our facility in Houston, Texas is our only manufacturing facility. If this facility were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy, INGN 241 or any other product candidates would be significantly hampered and we would incur delays in our pre-clinical testing, clinical trials and commercialization efforts.

     Canji controls a United States patent and the corresponding international applications, including a European counterpart, relating to the purification of viral or adenoviral compositions. While we believe that our manufacturing process does not infringe upon this patent, Canji could still assert a claim against us. We may also become subject to infringement claims or litigation if our manufacturing process infringes upon other patents. The defense and prosecution of intellectual property suits and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds. Investments are classified as held-to-maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities. Based on our investment balances at September 30, 2003, a hypothetical 100-basis point decrease in the interest rates we earn on those investments would decrease our interest income by approximately $226,000 per year and approximately $75,000 per quarter.

     At September 30, 2003, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     We do not believe that the outcome of any present litigation, or all litigation in the aggregate, other than our opposition of three European patents controlled by Canji discussed under “Risk Factors,” will have a material effect on our business. You can read the discussion of our opposition of these patents under “Risk Factors.”

Item 2. Changes in Securities and Use of Proceeds.

     None.

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

     (b)  Reports on Form 8-K

     In connection with our earnings press release for the quarter ended June 30, 2003, we filed a Current Report on Form 8-K on August 12, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.

Date: November 14, 2003	By:	/s/ James W. Albrecht, Jr.

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