Form 10-K/A
period 2003-12-31
INTROGEN THERAPEUTICS INC
filed 2004-04-29
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

    As of March 31, 2004, the Registrant had 26,583,274 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

      This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (“Amendment No. 1”) for Introgen Therapeutics, Inc. (“Company”) is being filed to include (i) certain information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K and (ii) an additional exhibit filed pursuant to Item 15 of Part IV of Form 10-K. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 1 certain currently dated certifications. Except for the inclusion of the Part III information, the additional exhibit in Part IV and the currently dated certifications the Company has no further changes to the originally filed Form 10-K.

INTROGEN THERAPEUTICS, INC.

FORM 10-K/ A

(Amendment No. 1)

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following sets forth information concerning the persons currently serving as our directors, including information as to each executive officer’s age, position and business experience:

Name	Age	Position/Principal Occupation	Director Since

William H. Cunningham, Ph.D.(1)(2)(3)	60	Professor, The University of Texas at Austin	2000
S. Malcolm Gillis, Ph.D.(1)	63	President, Rice University	2004
Charles E. Long(1)(2)(3)	64	Director; Retired	2001
Mahendra G. Shah, Ph.D.	59	Director	1993
John N. Kapoor, Ph.D.	60	Chairman of the Board; Chairman of the Board of EJ Financial Enterprises, Inc.	1993
David G. Nance	52	President and Chief Executive Officer of Introgen Therapeutics, Inc.	1993

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee

      William H. Cunningham, Ph.D., has served as a member of our Board of Directors since July 2000. Dr. Cunningham served as Chancellor and Chief Executive Officer of The University of Texas System from 1992 to 2000, in addition to holding the Lee Hage and Joseph D. Jamail Regents Chair in Higher Education Leadership. He served as President of The University of Texas at Austin, a component institution of the University of Texas System, from 1985 to 1992. He is currently a Professor of Marketing at The University of Texas at Austin. Dr. Cunningham serves on a number of public commissions, private corporate boards and in a number of advisory roles to corporations. Dr. Cunningham serves on the board of directors of John Hancock Advisers, Inc. He also serves on the board of directors of Jefferson Pilot Corporation, Southwest Airlines, Inc., LIN Television and Hayes Lemmerz International, Inc., each of which is a publicly-traded corporation. Dr. Cunningham received his Ph.D. and M.B.A. from Michigan State University. In 1993, he received an Honorary Doctor of Laws Degree and the Distinguished Alumnus Award from Michigan State University.

      S. Malcolm Gillis, Ph.D., has served as a member of our Board of Directors since February 2004. Dr. Gillis has served as the President of Rice University since 1993 and will complete his term in June 2004. He is also the Ervin Kenneth Zingler Professor of Economics. Dr. Gillis has been honored with the designation of University Professor, the highest faculty designation at Rice University, and he will continue to teach when his university leadership concludes. Before entering university leadership, he spent the first 25 years of his professional life teaching economics and applying economic analysis to public policy in almost 20 countries, from the United States and Canada, to Ecuador, Colombia, Ghana and Indonesia. His research and teaching have mainly been in the areas of fiscal economics and environmental policy. Dr. Gillis served as Dean of the Faculty of Arts and Sciences at Duke University from 1991 to 1993, and he served as Dean of the Graduate School and Vice Provost for Academic Affairs at Duke University from 1986 to 1991. Dr. Gillis serves on the board of directors and board of trustees of many foundations, educational associations and community organizations. In 2002, he was appointed to the Governor’s Task Force for Texas Economic Growth. Dr. Gillis received his Ph.D. from the University of Illinois. He received his M.A. and B.A. from the University of Florida. In 1992, he was awarded an Honorary Doctor of Laws Degree from Rocky Mountain College.

      Charles E. Long has served as a member of our Board of Directors since January 2001. Mr. Long is former vice chairman of Citicorp and its principal subsidiary, Citibank. Mr. Long held various positions during his career with Citicorp, which began in 1972. From 1982 to 1998, he headed Citicorp’s External Affairs

Division, which includes the Government Relations Division in Washington, D.C. From 1976 to 1982, he was responsible for managing Citicorp’s international consumer banking business, as well as legal and external affairs for consumer banking worldwide. Mr. Long is a trustee of the Midwest Research Institute and the National Forest Foundation. He has served as an officer, director or trustee on a number of corporate, charitable and public boards, including vice chairman of Georgetown University, vice chairman and director of Woodrow Wilson House Museum and Ford’s Theater in Washington, D.C. Mr. Long is a director of Atlas Copco North America and Atlas Copco AB, a public company. Mr. Long is also a member of the board of directors of Gendux AB, our wholly-owned subsidiary. Mr. Long received his B.B.A. in business from St. John’s University. In 1998, he received an Honorary Doctor of Business Degree from St. John’s University.

      Mahendra G. Shah, Ph.D., has served as a member of our Board of Directors since our inception in June 1993. From 1993 to 2000, Dr. Shah served as our Vice President, Corporate and Business Development. From 1991 to January 2001, he served as Vice President, Corporate Development of EJ Financial Enterprises, Inc., a healthcare investment company. Dr. Shah has also served as the chief executive officer and chairman of the board of directors of First Horizon Pharmaceutical Corporation. Dr. Shah received his Ph.D. in industrial pharmacy from St. John’s University.

      John N. Kapoor, Ph.D. has served as Chairman of our Board of Directors since our inception in June 1993. In 1990, Dr. Kapoor founded EJ Financial Enterprises, Inc., a healthcare investment company and he is presently the chairman of its board of directors. He is also presently chairman of the board of directors of Akorn, Inc., NeoPharm, Inc., Option Care, Inc., and First Horizon Pharmaceuticals Corporation, each of which is a publicly-traded corporation. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York at Buffalo.

      Please see “Executive Officers” below for information with respect to Mr. Nance.

      There are no family relationships among any of our directors or executive officers.

Executive Officers

      The following sets forth information concerning the persons currently serving as our executive officers, including information as to each executive officer’s age, position and business experience:

Name	Age	Position

David G. Nance	52	President and Chief Executive Officer
Max W. Talbott, Ph.D.	55	Senior Vice President, Worldwide Commercial Development
James W. Albrecht, Jr.	49	Chief Financial Officer
J. David Enloe, Jr.	40	Vice President, Operations
David L. Parker, Ph.D., J.D.	49	Vice President, Intellectual Property
Robert E. Sobol, M.D.	52	Senior Vice President, Medical and Scientific Affairs

      David G. Nance has served as a member of our Board of Directors and as our President and Chief Executive Officer since our inception in June 1993. From 1992 to 1996, Mr. Nance served as the Managing Partner of Texas Biomedical Development Partners, the investment group that founded us.

      Max W. Talbott, Ph.D. joined Introgen in February 2002 as our Senior Vice President, Worldwide Commercial Development. From 2000 to 2002, Dr. Talbott was Senior Vice President, Worldwide Regulatory Affairs and Pharmacovigilance at DuPont Pharmaceuticals Company and Bristol-Myers Squibb Pharmaceuticals Company, which merged during this period. From 1996 to 2000, he served in various positions with Aventis Pharmaceuticals and Rhône-Poulenc Rorer Pharmaceuticals, most recently as Senior Vice President, Drug Regulatory Affairs and Quality Assurance. Prior to 1996, Dr. Talbott occupied several management positions with Eli Lilly and Company, a major pharmaceuticals company, and he spent five years with the U.S. Food and Drug Administration, first as a Reviewer and then as a Branch Chief and Acting Division Director. He received his Ph.D. in immunology and pharmacology from Rutgers University.

      James W. Albrecht, Jr. joined Introgen in November 1994 as our Vice President, Operations and Administration, and he has served as our Chief Financial Officer since April 1995. From 1993 to 1996, he operated a consulting business providing chief financial officer services to the technology and real estate industries. Mr. Albrecht worked previously at Arthur Andersen LLP as an accountant and he is a Certified Public Accountant. He received his B.B.A. in accounting from The University of Texas at Austin.

      J. David Enloe, Jr. joined Introgen in March 1995. He has served as our General Business Manager and Vice President, Administration, and he is currently Vice President, Operations. From 1989 to 1995, he held various positions at Centrilift, a division of Baker Hughes, Inc., an energy services company, including Region General Manager, Southeast Asia, and he worked at Arthur Andersen LLP as an accountant prior to that time. Mr. Enloe is a Certified Public Accountant. He received his B.B.A. in accounting from The University of Texas at Austin.

      David L. Parker, Ph.D., J.D. joined Introgen in March 1999 as our Vice President, Intellectual Property. Since January 2000, Dr. Parker has been a partner with the law firm of Fulbright & Jaworski LLP. From 1992 to January 2000, he was a shareholder of the patent law firm of Arnold White & Durkee, Professional Corporation, where he was previously an associate. Since 1997, Dr. Parker has served as an adjunct professor at The University of Texas School of Law. Dr. Parker received his Ph.D. in molecular pharmacology and molecular biology from Baylor College of Medicine and his J.D. from The University of Texas School of Law.

      Robert E. Sobol, M.D. joined Introgen in September 2003 as our Senior Vice President, Medical and Scientific Affairs. He is currently the President and Chief Executive Officer of Magnum Therapeutics Corp., a biopharmaceutical company and was President of Corautus Genetics Inc., a biopharmaceutical company. From 1998 to 2003, Dr. Sobol served as President and Chief Executive Officer of Genstar Therapeutics, a company that developed gene therapy products, which he founded in 1996. Mr. Sobol received his M.D. from The Chicago Medical School.

Significant Employees

      The following sets forth information concerning persons currently employed by us who make or are expected to make significant contributions to our business:

      Peter Clarke, Ph.D. joined Introgen after 23 years working in the field of biotechnology in both research and manufacturing. Dr. Clarke has held positions of increasing importance in both start-up and established European and U.S.-based biopharmaceutical companies such as Medeva Pharma and Chiron Vaccines. Most recently, Dr. Clarke worked for Bayer Biological Products, where he was Director of Manufacturing and was closely involved in the North American licensure and launch of a novel immunoglobulin. Dr. Clarke received his BSC in biochemistry from Sheffield University in England. His Ph.D. in microbial physiology and DIC in biochemistry were completed at the Imperial College of Science and Technology in London.

      Craig A. Halverson joined Introgen after 20 years of biomedical academic research and commercial experience in oncology, hematology and cardiovascular products emphasizing biologics, regulatory affairs and quality. Mr. Halverson’s experience includes successful global product/establishment registrations and strategic planning experience and includes extensive interactions with all levels of the FDA and global ministries of health. He has developed IND & BLA regulatory strategies as well as developed CBER strategic compliance plans for Quality Assurance/ Quality Control, Clinical, Research and Development, Product Transfer, Manufacturing, Engineering and Facilities departments. Prior to joining Introgen in 2004, Mr. Halverson was the Executive Director of Global Regulatory Affairs for Cancervax Corporation and held a similar position for Gen-Probe prior to that. Mr. Halverson also served as Global Regulatory Affairs Director for Baxter Healthcare Corporation and worked in a number of research and managerial positions for Hybritech, Inc. Mr. Halverson received his M.S. in experimental pathology from the University of Southern California, School of Medicine, Department of Pathology, and his B.S. in chemistry and biology from California State at Fullerton.

      Kerstin B. Menander, M.D., Ph.D. joined Introgen in 2002 with broad experience in the health care field, including in the pharmaceutical, scientific, regulatory and medical arenas. Dr. Menander has developed expertise in the management of all phases of clinical trials in oncology, rheumatology and other inflammatory diseases, endocrinology (estrogen replacement therapy, osteoporosis prevention and oral contraceptives), orthopedics, allergology, analgesiology, cardiovascular conditions, infectious diseases, wound healing, neurology and dermatology. She has managed groups responsible for Clinical Trials, Adverse Reaction and Medical Information. She has also conducted independent research in histology, endocrinology and in the area of inflammation. She has interacted with regulatory agencies in the U.S., Canada and Europe. In addition, she managed regulatory departments responsible for assembly, submission and approval of INDs, IDEs, NDAs, PLAs and PMAs. Her experience includes responsibilities for final clinical and regulatory approval of promotional materials and package inserts. Prior to joining Introgen, Dr. Menander served as vice president of several divisions for Cell Pathways, Inc., culminating in Vice President of International Operations. She has also served in senior level management for Curative Technologies, Inc., Collagen Corporation and Abbott Laboratories. She also served as President of US 3 D Development, Inc. Dr. Menander is widely published in most major peer reviewed journals. Dr. Menander received her Medical Degree, her Registrar and completed her Ph.D. in histology (cum laude) from the University of Lund in Sweden.

Audit Committee and Audit Committee Financial Expert

      We have a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the fiscal year ended December 31, 2003, the Audit Committee was comprised of William Cunningham, Ph.D., Charles E. Long and Robert L. Moore. In February 2004, S. Malcolm Gillis, Ph.D. filled the vacancy left by Mr. Moore when he resigned as a member of the Board of Directors. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq National Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Dr. Gillis is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied.

Code of Ethics

      On February 18, 2004, the Company adopted a Corporate Code of Ethics for All Employees and Directors. At the same time, the Company adopted a Corporate Code of Ethics for Financial Officers, which specifically applies to the Company’s Chief Executive Officer, Chief Financial Officer and persons performing similar functions. We plan to make each of the codes of ethics available on our website at www.introgen.com. A copy of the full text of each of our codes of ethics may be obtained by any of our stockholders by writing to our Corporate Secretary at Introgen Therapeutics, Inc., 301 Congress Avenue, Suite 1850, Austin, Texas 78701.

      We intend to post on our website any amendment to, or waiver from, a provision of our codes of ethics within five business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table shows the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the last four fiscal periods, including the fiscal year 2003 (January 1, 2003 — December 31, 2003), fiscal year 2002 (January 1, 2002 — December 31, 2002), the six-month transition period ended December 31, 2001, and the fiscal year 2001 (July 1, 2000 — June 30, 2001):

				Long-Term
				Compensation
				Awards

				Securities
		Compensation		Underlying
				Options	All Other
Name and Principal Position	Period	Salary	Bonus	(# of Shares)	Compensation

David G. Nance	1/1/2003 — 12/31/2003	$412,124	$—	170,000
President and Chief	1/1/2002 — 12/31/2002	344,784	—	114,600
Executive Officer	7/1/2001 — 12/31/2001	163,854	—	69,600
	7/1/2000 — 6/30/2001	300,208	8,835	50,000
James A. Merritt, M.D.(2)	1/1/2003 — 12/31/2003	$250,000	$—	40,000
Chief Medical Officer	1/1/2002 — 12/31/2002	250,000	—	35,000
	7/1/2001 — 12/31/2001	108,333	—	10,000
	7/1/2000 — 6/30/2001	200,000	5,841	40,000
Shawn L. Gallagher(2)	1/1/2003 — 12/31/2003	$211,301	$—	40,000
Vice President, Production	1/1/2002 — 12/31/2002	195,856	—	35,000
and Technical Processes	7/1/2001 — 12/31/2001	93,750	—	—
	7/1/2000 — 6/30/2001	180,000	5,257	40,000
David L. Parker, Ph.D., J.D.	1/1/2003 — 12/31/2003	$200,000	$—	40,000
Vice President, Intellectual	1/1/2002 — 12/31/2002	200,000	—	35,000
Property	7/1/2001 — 12/31/2001	100,000	—	—
	7/1/2000 — 6/30/2001	190,000	5,257	40,000
G. Thomas Finnegan III	1/1/2003 — 12/31/2003	$200,000	$—	40,000
Vice President, Finance and	1/1/2002 — 12/31/2002	200,000	—	35,000
Corporate Development	7/1/2001 — 12/31/2001	91,667	—	75,000
	7/1/2000 — 6/30/2001	48,462	—	150,000	$32,692 (1)

(1)	Includes consulting fees paid prior to Mr. Finnegan’s employment with us and a relocation expense payment.

(2)	Dr. Merritt and Mr. Gallagher served as executive officers with us as of the last fiscal year ended December 31, 2003. They are no longer executive officers with us but continue to provide services to us on a part time, as-needed basis for nominal compensation.

Option Grants Made During the Fiscal Year Ended December 31, 2003

      The following table sets forth grants of stock options made during the fiscal year ended December 31, 2003 to each Named Executive Officer.

			Individual Grants

			% of Total			Potential Realizable Value
		Number of	Options			at Assumed Annual Rates
		Securities	Granted to			of Stock Price Appreciation
		Underlying	Employees	Exercise		for Option Term(2)
		Options	During	or Base	Expiration
Name	Period	Granted	Period(1)	Price	Date	5%	10%

David G. Nance	1/1/2003 — 12/31/2003	100,000	10.9%	$5.00	6/22/2013	$314,447	$796,871
		70,000	7.7%	5.00	6/22/2013	220,113	557,810
James A. Merritt, M.D.(3)	1/1/2003 — 12/31/2003	40,000	4.4%	5.00	6/22/2013	125,779	318,748
Shawn L. Gallagher(3)	1/1/2003 — 12/31/2003	40,000	4.4%	5.00	6/22/2013	125,779	318,748
David L. Parker, Ph.D., J.D.	1/1/2003 — 12/31/2003	40,000	4.4%	5.00	6/22/2013	125,779	318,748
G. Thomas Finnegan III	1/1/2003 — 12/31/2003	40,000	4.4%	5.00	6/22/2013	125,779	318,748

(1)	Based on the grant of stock options representing 913,690 shares to employees during the fiscal year ended December 31, 2003.

(2)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price. We did not use an alternative formula for a grant date valuation, as we do not believe that any formula will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(3)	Dr. Merritt and Mr. Gallagher served as executive officers with us as of the last fiscal year ended December 31, 2003. They are no longer executive officers with us but continue to provide services to us on a part time, as-needed basis for nominal compensation.

Aggregated Option Exercises During the Fiscal Year Ended December 31, 2003 and Option Values as of the End of Such Period

      The following table sets forth, for each of the Named Executive Officers, the number of options exercised during the fiscal year ended December 31, 2003, as well as the value of unexercised options at the end of such period:

				Number of Securities		Value of Unexercised In-
		Number of		Underlying Unexercised		the-Money Options as of At
		Shares		Options at Fiscal Year-End		Fiscal Year-End(2)
		Acquired	Value
Name	Period	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

David G. Nance	1/1/2003 — 12/31/2003	—	—	655,130	135,710	$4,116,184	$510,521
James A. Merritt, M.D.(3)	1/1/2003 — 12/31/2003	—	—	136,566	96,722	928,590	368,013
Shawn L. Gallagher(3)	1/1/2003 — 12/31/2003	—	—	203,566	91,722	1,486,415	349,163
David L. Parker, Ph.D., J.D.	1/1/2003 — 12/31/2003	10,000	$79,613	217,566	91,722	1,594,407	349,163
G. Thomas Finnegan III	1/1/2003 — 12/31/2003	—	—	121,250	178,750	548,475	754,875

(1)	Based on a fair market value of $8.48 per share, which was the closing price of our common stock on December 31, 2003, the date of exercise.

(2)	Based on a fair market value of $8.48 per share, which was the closing price of our common stock on December 31, 2003, as reported on the Nasdaq National Market.

(3)	Dr. Merritt and Mr. Gallagher served as executive officers with us as of the last fiscal year ended December 31, 2003. They are no longer executive officers with us but continue to provide services to us on a part time, as-needed basis for nominal compensation.

Board Compensation

      Each non-employee director is granted an option to purchase 33,600 shares of our common stock (exercisable at the fair market value on the date of grant) upon first becoming a director. The option vests ratably each month after the date of grant of such option, so that the entire option is fully vested three years after the date of grant. Each incumbent director is annually granted an option to purchase 20,000 shares of our common stock (exercisable at the fair market value on the date of grant) on the date of each annual meeting of stockholders. That option vests ratably each month after the date of grant of such option, so that the entire option is fully vested one year after the date of grant. In addition, the chairman of each of the Audit Committee, Compensation Committee and the designated “audit committee financial expert” on the Audit Committee are all granted annually a fully-vested option to purchase 5,000 shares of our common stock. Directors do not receive any cash or other additional compensation, other than reimbursement of their out-of-pocket expenses, for services provided as a director.

Employment Contracts and Change-In-Control Arrangements

      We have an employment agreement with David G. Nance, entered into on August 1, 2003, under which Mr. Nance serves as our President and Chief Executive Officer. Under Mr. Nance’s prior employment agreement with us, which was entered into on August 1, 1996, his base salary was $302,500 per annum effective August 1, 2000, $332,750 per annum effective August 1, 2001, $366,025 per annum effective August 1, 2002. The prior employment agreement provided that Mr. Nance would receive an option to purchase 50,000 shares of our common stock on each of August 1, 2000, August 1, 2001, and August 1, 2002 (for a total of 150,000 shares through August 1, 2002). According to the foregoing terms, he was granted an option to purchase 50,000 shares of our common stock upon the completion of our initial public offering in October 2000; he was granted an option to purchase an additional 50,000 shares of our common stock on August 1, 2001 and he was granted an option to purchase an additional 60,000 shares of our common stock on August 1, 2002. The Compensation Committee granted Mr. Nance the option to purchase 60,000 shares of our common stock on August 1, 2002, rather than an option to purchase 50,000 shares of common stock as required under his employment agreement, due to its decision to discontinue option grants to directors who are also employees. Accordingly, the Compensation Committee granted the 60,000 options to Mr. Nance with the understanding that he would not receive options in his capacity as director.

      The current employment agreement with Mr. Nance, which was entered into on August 1, 2003, continues through July 31, 2006, and thereafter renews automatically for one-year terms until either party gives timely written notice of non-renewal. Mr. Nance’s base salary under the current employment agreement is $476,000 per annum effective August 1, 2003. His compensation under the current employment agreement is subject to review annually. Under the terms of his prior and current employment agreements with us, Mr. Nance may receive bonuses in the form of cash, stock options, restricted stock or other consideration as determined by our Compensation Committee, which reviews his compensation annually. Mr. Nance has also received bonuses from time to time in the form of options to purchase our common stock, as contemplated in each of his prior and current employment agreements with us. Such options are exercisable at a price determined by the administrator of our 2000 Stock Option Plan and are fully vested when granted.

      All of the options granted under our 1995 Stock Plan and the 2000 Stock Option Plan shall immediately vest and become exercisable upon our merger with or into another corporation, entity or person, or the sale of all or substantially all our assets to another corporation, entity or person, unless such options are assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.

Compensation Committee Interlocks and Insider Participation

      We have a Compensation Committee, which currently consists of directors William H. Cunningham, Ph.D. and Charles E. Long (Chairman). The Compensation Committee administers our 1995 Stock Plan and 2000 Stock Option Plan, reviews compensation to be provided to our officers, employees and consultants, including stock compensation, grants options to purchase our common stock to our employees, executive officers, directors and consultants, and reviews and makes recommendations to the Board of Directors regarding all forms of compensation to be provided to the members of the Board of Directors, including stock compensation.

      None of the members of the Compensation Committee is currently, or has ever been at any time since our formation, one of our officers or employees. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the beneficial ownership of our common stock as of March 31, 2004 by (i) all persons known to us, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, to be the beneficial owners of more than 5% of our common stock and based on the records of EquiServe, N.A., our transfer agent, (ii) each director, (iii) each of the executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all current directors and executive officers as a group.

      Except as otherwise noted, and subject to applicable community property laws, the persons named in this table have, to our knowledge, sole voting and investing power for all of the shares of common stock held by them.

      This table lists applicable percentage ownership based on 26,583,274 shares of common stock outstanding as of March 31, 2004. Options to purchase shares of our common stock that are exercisable within 60 days of March 31, 2004 are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

      Unless otherwise indicated, the address for each stockholder on this table is c/o Introgen Therapeutics, Inc., 301 Congress Avenue, Suite 1850, Austin, Texas 78701.

	Shares	Percent
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned

Aventis Holdings Inc. (formerly known as Rhône-Poulenc Rorer International Holdings Inc.)(1)	5,045,664	19.0%
500 Arcola Road Collegeville, PA 19426
John N. Kapoor, Ph.D.(2)	3,435,976	12.9%
David G. Nance(3)	2,901,445	10.6%
Mahendra G. Shah, Ph.D.(4)	515,367	1.9%
David L. Parker, Ph.D., J.D.(5)	263,599	*
James A. Merritt, M.D.(6)	256,788	*
Shawn L. Gallagher(7)	253,926	*
G. Thomas Finnegan III(8)	167,500	*
William H. Cunningham, Ph.D.(9)	153,600	*
Charles E. Long(10)	181,600	*
S. Malcolm Gillis, Ph.D.(11)	2,800	*
All directors and executive officers as a group (14 people)(12)	2,817,080	29.5%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	In December 1999, Rhône-Poulenc S.A., the ultimate parent company of Rhône-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties have combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhône-Poulenc Rorer to form Aventis Pharma. Rhône-Poulenc Rorer Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Inc. The share number includes 2,343,721 shares of our common stock issuable within 60 days of March 31, 2004 upon conversion of Series A non-voting convertible preferred stock held by Aventis Pharmaceuticals Inc.

(2)	Consists of 202,109 shares held by EJ Financial Enterprises, Inc., 3,099,067 shares held by EJ Financial/ Introgen Management L.P. and 134,800 shares held by Dr. Kapoor subject to stock options that are exercisable within 60 days of March 31, 2004. EJ Financial/ Introgen Management L.P. is controlled by its general partner, EJ Financial Enterprises. Dr. Kapoor is Chairman of the Board of Directors of EJ Financial Enterprises. Dr. Kapoor disclaims beneficial ownership of the shares held by EJ Financial Enterprises and EJ Financial/ Introgen Management L.P.

(3)	Consists of 1,346,979 shares held by Developtech Resources Corporation, 18,130 shares held by Domecq Technologies, Inc., 850,496 shares held by Debouchement, Ltd., and 685,840 shares held by Mr. Nance subject to stock options that are exercisable within 60 days of March 31, 2004. Mr. Nance is President and Chief Executive Officer of Developtech Resources Corporation, Domecq Technologies, Inc. and Debouchement, Ltd. Mr. Nance holds the right to vote for each entity and has dispositive control over the shares.

(4)	Consists of 176,279 shares of our common stock and 339,088 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(5)	Includes 231,788 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(6)	Includes 160,788 shares subject to stock options that are exercisable within 60 days of March 31, 2004. Dr. Merritt is no longer an executive officer with us but continues to provide services to us on a part time, as-needed basis for nominal compensation.

(7)	Includes 227,788 shares subject to stock options that are exercisable within 60 days of March 31, 2004. Mr. Gallagher is no longer an executive officer with us but continues to provide services to us on a part time, as-needed basis for nominal compensation.

(8)	Consists of 167,500 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(9)	Consists of 146,600 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(10)	Includes 171,600 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(11)	Consists of 2,800 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(12)	Includes shares described in the notes above, as applicable to our directors and current executive officers.

Equity Compensation Plan Information

(c)Number of
Securities
	(a)Number of		Remaining Available
	Securities to be	(b)Weighted-	for Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options,	Securities Reflected
	and Rights	Warrants and	in Column (a))
Plan Category	(in thousands)	Rights	(in thousands)

Equity compensation plans approved by security holders	5,156	$3.30	1,484
Equity compensation plans not approved by security holders	—	—	—

Total	5,156	$3.30	1,484

Item 13.	Certain Relationships and Related Transactions

      Pursuant to a purchase agreement executed on June 30, 2001, we sold and issued 100,000 shares of a new class of Series A Non-Voting Convertible Preferred Stock, $.001 par value per share, convertible into 2,343,721 shares of our common stock, to Aventis Pharmaceuticals Inc. for $25,000,000. We received the cash payment and issued the shares on July 2, 2001. Aventis Pharmaceuticals Inc., formerly known as Aventis Pharmaceuticals Products Inc., is an affiliate of Aventis Holdings Inc., which holds greater than five percent of our outstanding common stock.

      Mahendra G. Shah, Ph.D., one of our directors, was, until January 1, 2001, an employee of EJ Financial Enterprises, Inc., one of our stockholders. John N. Kapoor, Ph.D., the Chairman of our Board of Directors, is the sole stockholder of EJ Financial Enterprises. We have a consulting agreement with EJ Financial Enterprises pursuant to which EJ Financial Enterprises provides services to us for $175,000 per year. The agreement provides for the assistance of EJ Financial Enterprises with our business development, license negotiation, market analysis and general corporate development. This agreement is automatically renewable each July 1 for one-year terms, unless either party gives 30 days advance notice of termination.

      David Parker, Ph.D., J.D., our Vice President, Intellectual Property, is a partner with the law firm Fulbright & Jaworski LLP, which provides legal services to us as our primary outside counsel for intellectual property matters.

      We are in negotiations with Dr. Robert Sobol, our Senior Vice President, Medical and Scientific Affairs, to acquire a company of which he is the sole shareholder. The terms of the proposed transaction have not been determined, but the purchase price is likely to be between $1 million and $2 million and to be paid in shares of our common stock. We believe the technology which is owned by Dr. Sobol’s company will be a valuable addition to our intellectual property portfolio. We have endeavored to conduct the negotiations at arms’ length, and any transaction would be subject to the approval of our Audit Committee.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Ernst & Young LLP

      The following table sets forth the costs we incurred for services provided by Ernst & Young LLP, our independent auditors, for the years ended December 31, 2003 and December 31, 2002.

	Year Ended
	December 31,

Fee Category	2002	2003

Audit Fees	$70,485	$113,250
Audit-Related Fees	—	—
Tax Fees	10,915	9,735
All Other Fees	—	—
Total Fees	$81,400	$122,985

      Audit Fees. Consists of fees billed for professional services rendered in connection with the audit of the our consolidated financial statements and review of the interim consolidated financial statements included in the our quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements and includes accounting services in connection with securities offerings.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, divestitures and international tax planning.

      All Other Fees. We did not engage Ernst & Young LLP to perform services not covered by the preceding three categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee’s policy is to pre-approve all services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one of its members. Such members(s) must report any such pre-approval to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Amendment No. 1 on Form 10-K:

      (3) Exhibits

Exhibit
Number		Description of Document

10.18(d)*	—	Employment Agreement dated as of August 1, 2003 between Introgen and David G. Nance
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (c) See Item 15(a)(3) above.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, Texas, this April 29, 2004.

INTROGEN THERAPEUTICS, INC.

By:	/s/ JAMES W. ALBRECHT, JR.

James W. Albrecht, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

* (David G. Nance)		President, Chief Executive Officer, and Director (Principal Executive Officer)	April 29, 2004

/s/ JAMES W. ALBRECHT, JR. James W. Albrecht, Jr.		Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2004

* (John N. Kapoor, Ph.D.)		Chairman of the Board and Director	April 29, 2004

* (William H. Cunningham, Ph.D.)		Director	April 29, 2004

* (S. Malcolm Gillis, Ph.D.)		Director	April 29, 2004

* (Charles E. Long)		Director	April 29, 2004

* (Mahendra G. Shah, Ph.D.)		Director	April 29, 2004

*By:	/s/ JAMES W. ALBRECHT, JR. (James W. Albrecht, Jr.) Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.18(d)	—	Employment Agreement dated as of August 1, 2003 between Introgen and David G. Nance
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002