Form 10-K/A
period 2003-12-31
INTROGEN THERAPEUTICS INC
filed 2004-05-14
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

      This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2003 (the “Amendment No. 2”) for Introgen Therapeutics, Inc. (the “Company”) is being filed to correct the beneficial ownership information for executive officers and directors as a group and in the corresponding footnote in the table that contains the beneficial ownership of executive officers, directors and greater than five percent stockholders, which is provided pursuant to Item 12 of Part III of Form 10-K. In addition, in connection with the filing of this Amendment No. 2 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 2 certain currently dated certifications. Except for the changes as set forth in this explanatory note, and the currently dated certifications, there are no other changes to the Amendment No. 1 to Form 10-K filed on April 29, 2004 and the originally filed Form 10-K.

INTROGEN THERAPEUTICS, INC.

FORM 10-K/ A

(Amendment No. 2)

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

	Shares	Percent
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned

Aventis Holdings Inc. (formerly known as Rhône-Poulenc Rorer International Holdings Inc.)(1)	5,045,664	19.0%
500 Arcola Road Collegeville, PA 19426
John N. Kapoor, Ph.D.(2)	3,435,976	12.9%
David G. Nance(3)	2,901,445	10.6%
Mahendra G. Shah, Ph.D.(4)	515,367	1.9%
David L. Parker, Ph.D., J.D.(5)	263,599	*
James A. Merritt, M.D.(6)	256,788	*
Shawn L. Gallagher(7)	253,926	*
G. Thomas Finnegan III(8)	167,500	*
William H. Cunningham, Ph.D.(9)	153,600	*
Charles E. Long(10)	181,600	*
S. Malcolm Gillis, Ph.D.(11)	2,800	*
All directors and executive officers as a group (14 people)(12)	8,683,569	29.5%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	In December 1999, Rhône-Poulenc S.A., the ultimate parent company of Rhône-Poulenc Rorer Pharmaceuticals Inc., combined with Hoechst AG, and the parties have combined Hoechst Marion Roussel, the pharmaceutical business of Hoechst AG, with that of Rhône-Poulenc Rorer to form Aventis Pharma. Rhône-Poulenc Rorer Pharmaceuticals Inc. is now known as Aventis Pharmaceuticals Inc. The share number includes 2,343,721 shares of our common stock issuable within 60 days of March 31, 2004 upon conversion of Series A non-voting convertible preferred stock held by Aventis Pharmaceuticals Inc.

(2)	Consists of 202,109 shares held by EJ Financial Enterprises, Inc., 3,099,067 shares held by EJ Financial/ Introgen Management L.P. and 134,800 shares held by Dr. Kapoor subject to stock options that are exercisable within 60 days of March 31, 2004. EJ Financial/ Introgen Management L.P. is controlled by its general partner, EJ Financial Enterprises. Dr. Kapoor is Chairman of the Board of Directors of EJ Financial Enterprises. Dr. Kapoor disclaims beneficial ownership of the shares held by EJ Financial Enterprises and EJ Financial/ Introgen Management L.P.

(3)	Consists of 1,346,979 shares held by Developtech Resources Corporation, 18,130 shares held by Domecq Technologies, Inc., 850,496 shares held by Debouchement, Ltd., and 685,840 shares held by Mr. Nance subject to stock options that are exercisable within 60 days of March 31, 2004. Mr. Nance is President and Chief Executive Officer of Developtech Resources Corporation, Domecq Technologies, Inc. and Debouchement, Ltd. Mr. Nance holds the right to vote for each entity and has dispositive control over the shares.

(4)	Consists of 176,279 shares of our common stock and 339,088 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(5)	Includes 231,788 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(6)	Includes 160,788 shares subject to stock options that are exercisable within 60 days of March 31, 2004. Dr. Merritt is no longer an executive officer with us but continues to provide services to us on a part time, as-needed basis for nominal compensation.

(7)	Includes 227,788 shares subject to stock options that are exercisable within 60 days of March 31, 2004. Mr. Gallagher is no longer an executive officer with us but continues to provide services to us on a part time, as-needed basis for nominal compensation.

(8)	Consists of 167,500 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(9)	Consists of 146,600 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(10)	Includes 171,600 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(11)	Consists of 2,800 shares subject to stock options that are exercisable within 60 days of March 31, 2004.

(12)	Includes an aggregate of 2,817,080 shares subject to stock options held by our directors and executive officers as a group that are exercisable within 60 days of March 31, 2004.

Equity Compensation Plan Information

(c)Number of
Securities
	(a)Number of		Remaining Available
	Securities to be	(b)Weighted-	for Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options,	Securities Reflected
	and Rights	Warrants and	in Column (a))
Plan Category	(in thousands)	Rights	(in thousands)

Equity compensation plans approved by security holders	5,156	$3.30	1,484
Equity compensation plans not approved by security holders	—	—	—

Total	5,156	$3.30	1,484

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Amendment No. 2 on Form 10-K:

      (3) Exhibits

Exhibit
Number		Description of Document

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (c) See Item 15(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, Texas, this May 14, 2004.

INTROGEN THERAPEUTICS, INC.

By:	/s/ JAMES W. ALBRECHT, JR.

James W. Albrecht, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

* (David G. Nance)		President, Chief Executive Officer, and Director (Principal Executive Officer)	May 14, 2004

/s/ JAMES W. ALBRECHT, JR. James W. Albrecht, Jr.		Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2004

* (John N. Kapoor, Ph.D.)		Chairman of the Board and Director	May 14, 2004

* (William H. Cunningham, Ph.D.)		Director	May 14, 2004

* (S. Malcolm Gillis, Ph.D.)		Director	May 14, 2004

* (Charles E. Long)		Director	May 14, 2004

* (Mahendra G. Shah, Ph.D.)		Director	May 14, 2004

*By:	/s/ JAMES W. ALBRECHT, JR. (James W. Albrecht, Jr.) Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description of Document

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002