Form 10-Q
period 2004-03-31
INTROGEN THERAPEUTICS INC
filed 2004-05-14
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of May 12, 2004, the registrant had 26,588,779 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	March 31,
	2003	2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,397	$12,263
Short-term investments	—	18,475

Total cash, cash equivalents and short-term investments	36,397	30,738
Prepaid expenses and other current assets	302	458

Total current assets	36,699	31,196
Property and equipment, net of accumulated depreciation of $9,661 and $10,009, respectively	7,502	7,165
Other assets	282	531

Total assets	$44,483	$38,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,054	$2,109
Accrued liabilities	2,535	2,521
Deferred revenues from affiliate	16	10
Current portion of capital lease obligations and notes payable	1,003	889

Total current liabilities	5,608	5,529
Capital lease obligations, net of current portion	172	147
Notes payable, net of current portion	6,542	6,338
Deferred revenue, long-term	877	942

Total liabilities	$13,199	$12,956

Commitments and contingencies
Stockholders’ Equity:
Series A non-voting convertible preferred stock, $.001 par value per share, 100 shares authorized, 100 shares issued and outstanding	1	1
Common stock, $.001 par value per share; 50,000 shares authorized, 26,539 and 26,589 shares issued and outstanding, respectively	27	27
Additional paid-in capital	124,270	124,362
Deferred compensation	(44)	(38)
Accumulated deficit	(92,969)	(98,416)

Total stockholders’ equity	31,285	25,936

Total liabilities and stockholders’ equity	$44,483	$38,892

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2004
Contract services, grant and other revenue	$150	$109
Costs and expenses:
Research and development	4,342	4,295
General and administrative	1,387	1,444

Total operating expenses	5,729	5,739

Loss from operations	(5,579)	(5,630)
Interest income	61	67
Interest expense	(169)	(134)
Other income	248	250

Net loss	$(5,439)	$(5,447)

Net loss per share, basic and diluted	$(0.25)	$(0.21)

Shares used in computing basic and diluted net loss per share	21,525	26,566

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(5,439)	$(5,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	348
Compensation related to issuance of stock options	286	83
Changes in assets and liabilities:
Decrease (increase) in other assets	82	(405)
Increase in accounts payable and accrued liabilities	524	41
Increase in deferred revenue	41	59

Net cash used in operating activities	(4,131)	(5,321)

Cash flows from investing activities:
Purchases of property and equipment, net of retirements	(9)	(10)
Purchases of short-term investments	—	(20,471)
Maturities of short-term investments	—	1,996

Net cash used in investing activities	(9)	(18,485)

Cash flows from financing activities:
Proceeds from sale of common stock	32	15
Borrowings under capital lease obligations and notes payable	141	—
Principal payments under capital lease obligations and notes payable	(399)	(343)

Net cash provided by (used in) financing activities	(226)	(328)

Net increase (decrease) in cash	(4,366)	(24,134)
Cash, beginning of period	23,467	36,397

Cash, end of period	$19,101	$12,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$169	$134

Total cash, cash equivalents and short term investments	$19,101	$30,738

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of our business.

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

2. Basis of Presentation

     The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and related footnotes as of December 31, 2003, and for the year then ended, included in our Annual Report on Form 10-K, filed with the SEC on March 5, 2004.

3. Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive.

4. Stock Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” allows companies to adopt one of two methods for accounting for stock options. We have elected the method that requires disclosure only of stock-based compensation. Because of this election, we continue to account for our employee stock-based compensation plans, using the intrinsic value method, under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the fair market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized ratably over the vesting period of each unit of stock-based compensation grant, which is generally four years. If the exercise price of the stock-based compensation grants is equal to the fair value of our stock on the date of grant, no compensation expense is recorded.

     The fair value of options granted for all periods presented was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 3% to 6%; expected lives of ten years; no expected dividends; and volatility factors ranging from 62% to 107%. Had compensation expense been determined consistent with the other method set forth in SFAS No. 123, our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended March 31,
	2003	2004
Net loss, as reported	$(5,439)	$(5,447)
Add: Stock-based director and employee compensation expense included in reported net loss determined using the intrinsic value method	286	83
Deduct: Stock-based director and employee compensation expense determined using the fair value method	(378)	(814)
Pro forma net loss	(5,531)	(6,178)
Earnings per share:
Basic and diluted, as reported	$(0.25)	$(0.21)
Basic and diluted, pro forma	$(0.26)	$(0.23)

5. Investment in VirRx, Inc.

     We have an agreement with VirRx, Inc. to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each quarter through January 1, 2006. We purchased $150,000 of this stock for cash during the each of the quarters ended March 31, 2004 and March 31, 2003. We recorded these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004.

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

Product Development Overview

     Introgen Therapeutics, Inc. was incorporated in Delaware in 1993. We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted therapies for the treatment of cancer and other diseases.

     Our primary approach for the treatment of cancers is to deliver genes that increase production of normal cancer-fighting proteins. Rather than acting to repair or replace aberrant or missing genes and thereby creating a long-term or permanent change to the patient’s genome, our products work in a different manner by acting as templates for the transient in vivo production of proteins that have pharmacological properties. The resultant proteins engage disease-related molecular targets or receptors to produce a specific therapeutic effect.

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

ADVEXIN® Therapy (p53)

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

     The design of our two Phase 3 clinical trials has been reviewed by the Food and Drug Administration, or FDA under a protocol assessment. We have also received Fast Track designation for ADVEXIN therapy from the FDA. By designating ADVEXIN therapy as a Fast Track product, the FDA will take actions to expedite the evaluation and review of the ADVEXIN therapy marketing application. ADVEXIN therapy for head and neck cancer has also been designated as an Orphan Drug under the Orphan Drug Act, which may give us seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the FDA.

     We have also completed or are currently conducting numerous Phase 1 and Phase 2 clinical trials of ADVEXIN therapy by itself and in combination with chemotherapy or radiation therapy in a variety of cancers. These trials include a completed Phase 2 clinical trial of ADVEXIN administered as a complement with radiation therapy in non-small cell lung cancer; a Phase 2 clinical trial of ADVEXIN therapy combined with systemic chemotherapy for the treatment of breast cancer; a Phase 1/early Phase 2 clinical trial of ADVEXIN therapy for the treatment of advanced unresectable squamous cell esophageal cancer; a Phase 1 clinical trial of ADVEXIN therapy in prostate cancer; Phase 1 clinical trials of ADVEXIN therapy in bronchoalveolar cancer; and a Phase 1/early Phase 2 clinical trial in which ADVEXIN therapy is being administered to prevent precancerous oral lesions that have a high risk of developing into cancer.

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

     We have conducted pre-clinical work indicating that in addition to its known activity as a tumor suppressor gene, the protein produced by the mda-7 gene may also stimulate the body’s immune system to kill metastatic tumor cells and to protect the body against cancer, thereby offering the potential of providing an added advantage in treating various cancers because it may attack cancer using two different mechanisms. Because the mda-7 gene product may act as a cytokine, or immune system modulator, it is also known as interleukin-24, or IL-24. The mda-7 gene and the protein it produces may also work as a radiation sensitizer to make several types of human cancer cells more susceptible to radiation therapy, and we have seen evidence of this effect in our pre-clinical work. We have also published the results of a pre-clinical trial indicating that INGN 241 may suppress the growth in vivo of non-small cell lung cancer through apoptosis in combination with anti-angiogenesis.

     We have completed enrollment of a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety,

mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial has indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. As a successor to this work, we have initiated a Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma to further determine if intratumoral injection of INGN 241 can exert regional and systemic biological activity, with secondary objectives that include analysis of toxicity, tumor response and induction of specific immunity against the melanoma tumors. This Phase 2 clinical trial is designed to enroll up to 25 patients. We received a Small Business Technology Transfer grant from the National Cancer Institute that will provide over $1.8 million of funding during the course of this clinical trial.

     Pre-clinical studies in INGN 241 in breast cancer cell lines have shown that treatment with a combination of INGN 241 plus Herceptin® induces cell death in Her-2/neu positive breast cancer cells at a rate above that seen with either agent alone. In these studies, it was also noted that while Herceptin exhibited no activity on Her-2/neu negative cells, INGN 241 did induce cell death in these cells.

INGN 225 (p53 vaccine)

     As a supplement to our gene-induced therapeutic protein programs, we are developing INGN 225 using ADVEXIN therapy to create a highly specific therapeutic cancer vaccine that stimulates a particular type of immune system cell known as a dendritic cell. Published research in Current Opinion in Drug Discovery & Development concluded that ADVEXIN therapy can be used with a patient’s isolated dendritic cells as an antigen delivery and immune enhancing therapeutic strategy. Pre-clinical testing has shown that the immune system can recognize and kill tumors after treatment with dendritic cells stimulated by ADVEXIN therapy, which suggests a vaccine consisting of ADVEXIN therapy stimulated dendritic cells (INGN 225) could have broad utility as a treatment for progression of solid tumors. We are conducting a Phase 1/early Phase 2 clinical trial, performed in collaboration with the University of South Florida and the Moffitt Cancer Center, in patients with small-cell lung cancer and are initiating a Phase 1/early Phase 2 clinical trial in patients with breast cancer both using INGN 225 after treatment with standard chemotherapy.

INGN 401 (FUS-1)

     Pre-clinical studies have shown that gene delivery of FUS-1, which we exclusively license from The University of Texas M. D. Anderson Cancer Center, significantly inhibits the growth of tumors and greatly reduces the metastatic spread of lung cancer in animals when delivered to tumor cells via either an adenoviral or a non-viral delivery system. A Phase 1 clinical trial is ongoing at The University of Texas M. D. Anderson Cancer Center testing INGN 401 in patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy.

Other Programs

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

     We license from M. D. Anderson Cancer Center a group of genes known as the 3p21.3 family of genes. Pre-clinical research performed on these genes by collaborators at The University of Texas Southwestern Medical Center and M. D. Anderson Cancer Center suggests that the 3p21.3 genes play a critical role in the suppression of tumor growth in lung and other cancers. This family of genes includes the FUS-1 gene that we are testing as INGN 401 in a Phase 1 clinical trial. We are working with M. D. Anderson Cancer Center to further evaluate other 3p21.3 genes as clinically relevant therapeutics.

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

Manufacturing and Process Development

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

Patents and Intellectual Property

     We place substantial emphasis on developing and maintaining a strong intellectual property program. We own or exclusively control numerous patents and pending patent applications in the United States and elsewhere that cover ADVEXIN therapy and INGN 241 (mda-7) therapy in particular, adenoviral p53 and adenoviral mda-7 in general, clinical applications of adenoviral and other forms of p53 and mda-7, and adenoviral production. Certain of our patents are licensed from The University of Texas System, Columbia University and Aventis Pharmaceuticals, Inc. The patents directed to clinical applications of p53 broadly cover the use of p53 in combination with standard chemotherapy and clinical therapy with adenoviral p53 in general. Our adenoviral production patent position is of particular potential commercial importance in that it covers most methods currently in use by us and others for commercial scale adenoviral production and purification processes. We have recently been successful in having two of three European patents held by our competitors finally revoked by the technical board of appeals of the European Patent Office, with no possibility of further appeal, and the one remaining revoked but still subject to appeal by the patent holder. In addition to our p53 and mda-7 intellectual property position, we also own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various other tumor suppressor genes.

Financial Overview

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At March 31, 2004, we had an accumulated deficit of $98.4 million. We anticipate that we will incur losses in the future that may be greater than losses incurred in prior periods. At March 31, 2004, we had cash, cash equivalents and short-term investments of $30.7 million. During the quarter ended March 31, 2004, we used $5.3 million of cash to conduct our business. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase, and as we expand our operations and develop systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. Currently, we earn revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

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

     We recently received a Small Business Technology Transfer grant from the National Cancer Institute to support our recently initiated Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. This grant will provide over $1.8 million in funding during the course of this clinical trial to evaluate the efficacy and biologic activity of INGN 241 in this indication.

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

     Cash, Cash Equivalents and Short-Term Investments. Our cash, cash equivalents and short-term investments include investments in short-term, investment grade securities, which currently consist primarily of United States federal government obligations. These investments are classified as held-to-maturity and are carried at amortized cost. At any point in time, amortized costs may be greater or less than fair value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. We could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2004 and March 31, 2003

Revenues

     Contract Services, Grant and Other Revenue. We earn contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. We earned contract research services revenue from Aventis Pharmaceuticals Products, Inc. (Aventis), one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. We earn grant revenue under research grants from U.S. Government agencies. Total contract services, grant and other revenue was $109,000 for the quarter ended March 31, 2004, compared to $150,000 for the quarter ended March 31, 2003, a decrease of 27%. This decrease was primarily due to (1) a decrease in contract services revenue earned from Aventis as the initial portion of the Phase 2 clinical trial of ADVEXIN therapy in breast cancer approached completion and (2) a decrease in grant revenue as the work under certain grants approached completion.

Costs and Expenses

     Research and Development. Research and development expenses were $4.3 million for both the quarters ended March 31, 2004 and March 31, 2003. These expenses included compensation expense related to stock options of $44,000 in 2004 and $64,000 in 2003. Research and development expense was unchanged between these periods as a result of consistent activities related to the development of our product candidates.

     General and Administrative. General and administrative expenses were $1.4 million for both the quarters ended March 31, 2004 and March 31, 2003. These expenses included compensation expense related to stock options of $39,000 in 2004 and $222,000 in 2003. General and administrative expense was unchanged between these periods as a result of consistent activities related to the development of our product candidates.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $83,000 for the quarter ended March 31, 2004, compared to $286,000 for the quarter ended March 31, 2003, a decrease of 71%. This decrease was due to deferred compensation related to certain stock options becoming fully amortized in quarters subsequent to March 31, 2003. The amount of compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant or are issued to individuals or entities other than employees or directors and may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expense and Other Income

     Interest income was $67,000 for the quarter ended March 31, 2004, compared to $61,000 for the quarter ended March 31, 2003, an increase of 10%. This increase was as a result of the proceeds received from the sales of our common stock in June 2003 and December 2003 creating higher average cash balances during the quarter ended March 31 2004, compared to the quarter ended March 31, 2003.

     Interest expense was $134,000 for the quarter ended March 31, 2004, compared with $169,000 for the quarter ended March 31, 2003, a decrease of 21%. This decrease was due to lower principal amounts upon which interest was incurred in 2004 compared to 2003 as a result of continuing debt service payments on notes payable and capital lease obligations.

     Other income was $250,000 for the quarter ended March 31, 2004, compared to $248,000 for the quarter ended March 31, 2003, an increase of 1%. This amount was relatively unchanged between periods as there was no change of significance related to the tenants to whom we sublease space in our facility from which we earn this other income.

Liquidity and Capital Resources

     We have incurred annual operating losses since our inception, and at March 31, 2004, we had an accumulated deficit of $98.4 million. From inception through March 31, 2004, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $26.0 million of private equity sales, net of offering costs, to others, $18.5 million of equity sales in a registered direct offering under an existing shelf registration in December 2003, $7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials, $9.2 million in mortgage financing from banks for our facilities, $4.5 million in leases from commercial leasing companies to acquire equipment pledged as collateral for those leases and $12.7 million from contract services, grants, interest and other income.

     At March 31, 2004, we had cash, cash equivalents and short-term investments of $30.7 million, compared to $36.4 million at December 31, 2003. Cash and cash equivalents constituted $12.3 million and $36.4 million of these amounts at March 31, 2004, and December 31, 2003, respectively. The decrease in cash, cash equivalents and short-term investments at March 31, 2004, as compared to December 31, 2003 was due to the use of $5.7 million to conduct our business during the three months ended March 31, 2004, and the investment during that same period of a portion of the cash and cash equivalents on hand at December 31, 2003, in short-term investments with maturities in excess of three months. For at least the next two years, we expect to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis, preparing regulatory documentation submissions to the FDA and conducting pre-marketing activities for ADVEXIN therapy. We also expect to continue our research and development of various other gene-based technologies. The majority of our expenditures over this two-year period will most likely relate to the clinical trials of ADVEXIN therapy and the preparation of regulatory filings for ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during 2003 and during the three months ended March 31, 2004. We believe our existing working capital can fund our operations for the next 15 to 18 months, although unforeseen events could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     Net cash used in operating activities was $5.3 million for the quarter ended March 31, 2004 compared to $4.1 million for the quarter ended March 31, 2003. The net loss component of these amounts was substantially unchanged between these periods as a result of consistent activities related to the development of our product candidates. Other items causing a change in the amount of net cash used in operating activities between years included (1) lower compensation related to the issuance of stock options in 2004 compared to 2003 due to deferred compensation related to previously issued stock options becoming fully amortized in 2004, (2) an increase in other assets in 2004 compared to a decrease in 2003 due to (a) an increase in amounts due from federal agencies for grants awarded to us and (b) an increase in prepaid expenses to certain of our vendors due to a higher level of activity with vendors requiring prepayment, and (3) a smaller increase in accounts payable and accrued liabilities in 2004 compared to 2003 due to the increase in 2003 being higher as a result of increasing clinical trials management activity during that period relative to the immediately preceding quarter of 2002.

     Net cash used in investing activities was $18.5 million for the quarter ended March 31, 2004 compared to $9,000 for the quarter ended March 31, 2003. This increase was due to our resumption during the first quarter of 2004 of investments in financial instruments with original maturities in excess of three months, primarily as a result of cash from the sale of shares of our common stock in December 2003 being available for such investments. Our purchases of property and equipment in 2003 compared to 2002 was relatively unchanged as our need for additional property and equipment did not vary significantly between the periods. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash and cash equivalents available to fund operating activities.

     Net cash provided by financing activities was $328,000 in 2004 compared to $226,000 in 2003. The change in these amounts between periods was a result of borrowings under capital leases to finance equipment purchases in 2003 that were not necessary in 2004 since there were no equipment purchases during 2004 requiring such financing.

     We have an agreement with VirRx, Inc. (VirRx) which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each quarter through January 1, 2006. We purchased $150,000 of this stock for cash during each of the quarters ended March 31, 2004 and March 31, 2003. We recorded these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004.

     We have fixed debt service and lease payment obligations under notes payable and capital leases for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable and leases to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service and lease payments for April 1, 2004 through December 31, 2004	$1,196
Total debt service and lease payments due during the year Ending December 31:
2005	1,388
2006	913
2007	537
2008	537
Thereafter	8,596

Total debt service and lease payments	13,167
Less portion representing interest	(5,793)

Total principal balance at March 31, 2004	$7,374

Principal balance presented on the March 31, 2004 balance sheet as liabilities in these categories:
Current portion of obligations under capital leases and notes payable	$889
Capital lease obligations, net of current portion	147
Notes payable, net of current portion	6,338

Total principal balance at March 31, 2004	$7,374

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with generally accepted accounting principles. We make total annual payments of $144,000 under this lease which will continue until the expiration of the initial term of this lease in September 2026. Future annual rental payments due under all operating leases are as follows (in thousands):

April 1, 2004 through December 31, 2004	$242
Year ending December 31:
2005	206
2006	144
2007	144
2008	144
Thereafter	2,562

Total minimum lease payments under operating leases	$3,442

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

     While we have completed enrollment in a Phase 1/early Phase 2 clinical trial of INGN 241, a product candidate based on the mda-7 gene, and have initiated a follow-on Phase 2 clinical trial of INGN 241 for the same indication, our most significant clinical trial activity and experience has been with ADVEXIN therapy. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Current or future clinical trials may demonstrate that INGN 241 or our other product candidates are neither safe nor effective.

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

     We have generated operating losses since we began operations in June 1993. As of March 31, 2004, we had an accumulated deficit of approximately $98.4 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.

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

     We expect that we will fund our operations over approximately the next 15 to 18 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, under various circumstances, including if we experience:

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

     • faster than expected rate of progress and cost of our research and development and clinical trial activities;

     • a decrease in the amount and timing of milestone payments we receive from collaborators;

     • higher than expected costs of preparing an application for FDA approval of ADVEXIN therapy;

     • higher than expected costs of developing the processes and systems to support FDA approval of ADVEXIN therapy;

     • an increase in our timetable and costs for the development of marketing operations and other activities related to the commercialization of ADVEXIN therapy and our other product candidates;

     • a change in the degree of success in our Phase 3 clinical trial of ADVEXIN therapy and in the clinical trials of our other products;

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

     Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued us a United States patent for our adenovirus production technology as well as a related patent for purified adenoviral compositions. We also control, through licensing arrangements, four issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, one issued United States patent covering the use of adenoviral p53 in cancer therapy, one issued United States patent covering adenoviral p53 as a product and an issued United States patent covering the core DNA of adenoviral p53, as well as three patents covering our mda-7 technology. We have recently been notified by the PTO that additional applications relating to our adenoviral p53 have been allowed. We cannot assure you these allowed applications will actually issue as United States patents. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have recently been notified by the PTO that an unidentified third party is attempting to provoke an interference with one of our patents directed to adenoviral p53 therapy. We do not at present know the identity of this party, and cannot assess the likelihood that an interference will actually be declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.

     Schering-Plough has filed with the European Patent Office, or EPO, an opposition against our European patent directed to combination therapy with p53 and conventional chemotherapy and/or radiation. An opposition is an administrative proceeding instituted by a third party and conducted by the EPO to determine whether a patent should be maintained or revoked in part or in whole, based on evidence brought forth by the party opposing the patent. The EPO held an initial oral proceeding on October 20, 2003 and determined that our patent should be maintained as amended. Schering-Plough can appeal this decision. Resolution of such an appeal, if taken, will require that we expend time, effort and money. If Schering-Plough ultimately prevails in having our European patent revoked on appeal, then the scope of our protection for our product in Europe will be reduced. We would not expect, however, such a result to have a significant detrimental impact on our commercialization efforts in Europe.

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

     We have recently been involved in opposing three European patents in proceedings before the EPO, in which we have sought to have the EPO revoke three different European patents owned or controlled by Canji/Schering-Plough. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving a European patent directed to the use of a tumor suppressor gene, the EPO revoked the European patent in its entirety. Canji has appealed this revocation. A hearing to determine the outcome of this appeal was held in late April 2004, and the patent has now been finally revoked. In the second opposition, involving a patent that is directed to therapeutic and other applications of the p53 gene and that is owned by Johns Hopkins and, we understand, controlled by Schering-Plough, the EPO recently revoked the patent in its entirety. The patent owner has appealed this decision. In a third case involving the use of a p53 gene, the European patent at issue was initially upheld, but finally revoked in a hearing held in late April 2004. If we do not ultimately prevail in the one remaining appeal involving the revoked Johns Hopkins’ patent, our competitors could seek to assert by means of litigation against European commercial activities involving our potential products. If our competitors are successful in any such litigation, it could have a significant detrimental effect on our ability to commercialize our potential commercial products in Europe.

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

     Before we can begin commercially manufacturing ADVEXIN therapy, INGN 241 or any other product candidate, we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our product candidates for clinical and commercial purposes must comply with the FDA’s CGMP requirements, and foreign regulatory requirements. The CGMP requirements govern quality control and documentation policies and procedures. In complying with CGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. We must also pass a pre-approval inspection prior to FDA approval.

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

     For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this Quarterly Report on Form 10-Q. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

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

     We have relationships with Jack A. Roth, M.D., and The University of Texas M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see the notes to our consolidated financial statements and the footnotes thereto as of December 31, 2003, and for the year then ended, included in our Annual Report on Form 10-K as filed with the SEC on March 5, 2004.

     We believe the foregoing transactions with insiders were and are in our best interests. However, the transactions may cause conflicts of interest with respect to those insiders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds. Investments are classified as held-to-maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities. Based on our cash, cash equivalent and short-term investment balances at March 31, 2004, a hypothetical 100-basis point decrease in the interest rates we earn on those investments would decrease our interest income by approximately $307,000 per year and approximately $77,000 per quarter.

     At March 31, 2004, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

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

     We do not believe that the outcome of any present litigation, or all litigation in the aggregate, other than our opposition of the one remaining European patent controlled by Canji discussed under “Risk Factors,” will have a material effect on our business. You can read the discussion of our opposition of these patents under “Risk Factors.”

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the approval of non-audit services approved by the audit committee of our Board of Directors (Audit Committee) to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Except as set forth below, the services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services that are closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.

     The Audit Committee has also pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14 or 17 C.F.R. 240.15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     In connection with the resignation of Robert L. Moore from our Board of Directors and the appointment of S. Malcom Gills, Ph.D. to our Board of Directors, we filed a Current Report on Form 8-K on February 19, 2004.

     In connection with our earnings press release for the fiscal year ended December 31, 2003, we filed a Current Report on Form 8-K on February 27, 2004.

     In connection with a proposed offering of our common stock in an underwritten public offering, we filed a Current Report on Form 8-K on March 5, 2004.

     In connection with the withdrawal of our proposed offering of common stock, we filed a Current Report on Form 8-K on March 19, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
May 14, 2004	By:	Date: /s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14 or 17 C.F.R. 240.15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.