Form 10-Q
period 2004-09-30
INTROGEN THERAPEUTICS INC
filed 2004-11-15
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of November 12, 2004, the registrant had 27,158,596 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,	September 30,
	2003	2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,397	$11,731
Short-term investments	—	9,073

Total cash, cash equivalents and short-term investments	36,397	20,804
Prepaid expenses and other current assets	302	131

Total current assets	36,699	20,935
Property and equipment, net of accumulated depreciation of $9,661 and $10,660, respectively	7,502	7,290
Other assets	282	372

Total assets	$44,483	$28,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,054	$2,787
Accrued liabilities	2,535	3,916
Deferred revenues from affiliate	16	—
Other liabilities	—	794
Current portion of capital lease obligations and notes payable	1,003	341

Total current liabilities	5,608	7,838
Notes payable, net of current portion	6,714	7,685
Deferred revenue, long-term	876	1,064

Total liabilities	$13,198	$16,587

Commitments and contingencies
Stockholders’ Equity:
Series A non-voting convertible preferred stock, $.001 par value per share, 5,000,000 shares authorized, 100,000 shares issued and outstanding	1	1
Common stock, $.001 par value per share, 100,000,000 shares authorized, 26,539,000 and 26,900,000 shares issued and outstanding, respectively	27	27
Additional paid-in capital	124,270	125,213
Deferred compensation	(44)	(243)
Accumulated deficit	(92,969)	(112,988)

Total stockholders’ equity	31,285	12,010

Total liabilities and stockholders’ equity	$44,483	$28,597

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Contract services, grant and other revenue	$9	$209	$302	$592
Costs and expenses:
Research and development	3,572	5,734	10,871	15,977
General and administrative	1,404	1,710	4,599	5,302

Total operating expenses	4,976	7,444	15,470	21,279

Loss from operations	(4,967)	(7,235)	(15,168)	(20,687)
Interest income	402	70	938	196
Interest expense	(153)	(125)	(483)	(353)
Other income	292	269	794	825

Net loss	$(4,426)	$(7,021)	$(13,919)	$(20,019)

Net loss per share, basic and diluted	$(0.19)	$(0.26)	$(0.62)	$(0.75)

Shares used in computing basic and diluted net loss per share	23,650	26,703	22,343	26,626

The accompanying notes are an integral part of these
condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(13,919)	$(20,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,106	999
Compensation related to issuance of stock options	1,204	148
Changes in assets and liabilities:
Decrease (increase) in other assets	478	(16)
Increase in accounts payable, accrued liabilities and other liabilities	494	2,908
Increase in deferred revenue	143	172

Net cash used in operating activities	(10,494)	(15,808)

Cash flows from investing activities:
Purchases of property and equipment, net of retirements	(148)	(787)
Purchases of short-term investments	—	(32,997)
Maturities of short-term investments	—	23,924

Net cash used in investing activities	(148)	(9,860)

Cash flows from financing activities:
Proceeds from sale of common stock, including stock option exercises	10,860	596
Borrowings under notes payable	141	876
Principal payments under notes payable and capital lease obligations	(1,217)	(470)

Net cash provided by financing activities	9,784	1,002

Net decrease in cash	(858)	(24,666)
Cash and cash equivalents, beginning of period	23,467	36,397

Cash and cash equivalents, end of period	$22,609	$11,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$483	$331

Total cash, cash equivalents and short term investments	$22,609	$20,804

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

2. Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and related footnotes as of December 31, 2003, and for the year then ended, included in our Annual Report on Form 10-K, filed with the SEC on March 5, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss, as reported	$(4,426)	$(7,021)	$(13,919)	$(20,019)
Add: Stock-based director and employee compensation expense included in reported net loss determined using the intrinsic value method	169	—	1,204	46
Deduct: Stock-based director and employee compensation expense determined using the fair value method	(664)	(616)	(3,231)	(2,087)

Pro forma net loss	$(4,921)	$(7,637)	$(15,946)	$(22,060)

Earnings per share:
Basic and diluted, as reported	$(0.19)	$(0.26)	$(0.62)	$(0.75)
Basic and diluted, pro forma	$(0.21)	$(0.29)	$(0.71)	$(0.83)

5. Investment in VirRx, Inc.

     We have an agreement with VirRx, Inc. to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each fiscal quarter through January 1, 2006. We purchased $150,000 and $450,000 of this stock for cash during the three and nine month periods ended September 30, 2004, respectively. We recorded these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004.

6. Notes Payable

     In May 2004, we amended the mortgage note payable related to our facilities. The original $6.0 million principal balance of our note payable was increased to $7.8 million. The proceeds from this increase were used to pay in full the principal and interest outstanding on another mortgage note payable with an original principal balance of approximately $3.3 million, which resulted in that other note being retired. In addition to this note retirement, the proceeds from this loan amendment were used to pay the costs related to this transaction of $96,000 and to add $668,000 to our cash and cash equivalents.

     The amended mortgage note payable bears interest at 6.25%. The note is payable in monthly installments of $56,400 until May 2006. At that time, we may extend the note to a November 2009 maturity date. Upon such extension, the interest rate is modified to the lesser of (a) 2.5% above the five-year U.S. Treasury Bond Note rate or (b) 8.5%, and principal and interest on the note become payable in equal monthly installments based on a 225-month amortization period. The principal balance outstanding on the note’s extended maturity date is payable in full at that time.

     During the three months ended September 30, 2004, we financed $112,000 of equipment under notes payable. These notes payable bear substantially the same terms as our pre-existing notes payable for equipment, which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004.

7. Acquisition of Magnum Therapeutics, Inc.

     In October 2004, we acquired all of the outstanding capital stock of Magnum Therapeutics, Inc. (Magnum), a company owned by one of our executive officers. We paid approximately $1.6 million for the Magnum stock by issuing approximately 252,000 shares of our common stock at an agreed-upon value of $6.51 per share. Magnum’s primary assets are (1) the right to receiving funding under a grant from the National Institutes of Health and (2) certain patents and intellectual property. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties. We will record this transaction in our financial statements during the quarter ending December 31, 2004. As of September 30, 2004, we had received $794,000 from Magnum for contract research services we performed for Magnum, which we recorded as a liability on our balance sheet as of September 30, 2004, pending finalizing the written service agreements for this work and the recording of the acquisition of Magnum during the quarter ending December 31, 2004.

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

     We believe the use of genes that do not integrate into the patient’s genome and that are cleared from the body after administration in order to induce the production of biopharmaceutical proteins is an emerging field presenting a new approach for treating many cancers without the toxic side effects common to traditional therapies. We have developed significant expertise in identifying therapeutic genes, which are genes that may be used to treat disease, and in using what we believe are safe and effective delivery systems to transport these genes to the cancer cells. We believe we are able to treat a number of cancers in a way that kills cancer cells without harming normal cells.

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

     A growing body of data suggests ADVEXIN therapy demonstrates clinical activity in a variety of cancer indications. Safety data from our clinical trials suggests this activity may be achieved without the treatment-limiting side effects frequently associated with many other cancer therapies.

     Our clinical trials indicate ADVEXIN therapy is well tolerated as a monotherapy. The addition of ADVEXIN therapy to standard chemotherapy or radiation does not appear to increase the frequency or severity of side effects normally associated with these treatment regimens.

     Recent pre-clinical studies provide new insight into the molecular pathways by which the p53 gene, the active component of ADVEXIN therapy, kills tumor cells. These pre-clinical studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan and at The University of Texas M. D. Anderson Cancer Center and were published in a 2004 issue of Molecular Cancer Therapeutics. Other pre-clinical data suggest the enhanced therapeutic effects of a combination of ADVEXIN and Erbitux therapies in an animal model of human non-small cell lung cancer. Other pre-clinical studies conducted by our collaborators at Wayne State University, the Karmanos Cancer Institute located in Detroit, Michigan and the University of California — Irvine, as published in a 2004 issue of The Laryngoscope, show that the combination of ADVEXIN therapy and docetaxel resulted in increased levels of programmed cell death in head and neck tumor cells.

     We hold the worldwide rights for pre-clinical and clinical development, manufacturing, marketing and commercialization of ADVEXIN therapy. Two patients, who were part of our ADVEXIN therapy studies program and who had recently celebrated their five-year survival anniversary, were recently featured in Conquest magazine, a publication of The University of Texas M. D. Anderson Cancer Center.

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

     We have completed enrollment of a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. As a successor to this work, we have initiated a Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma to further determine if intratumoral injection of INGN 241 can exert regional and systemic biological activity, with secondary objectives that include analysis of toxicity, tumor response and induction of specific immunity against the melanoma tumors. This Phase 2 clinical trial is designed to enroll up to 25 patients. We have a Small Business Technology Transfer grant from the National Cancer Institute to support work on this clinical trial. This grant will provide $1.5 million of remaining funding in future periods during the course of this clinical trial to evaluate the efficacy and biologic activity of INGN 241 in this indication.

     Pre-clinical studies in INGN 241 in breast cancer cell lines have shown treatment with a combination of INGN 241 plus Herceptin® induces cell death in Her-2/neu positive breast cancer cells at a rate above that seen with either agent alone. In these studies, we noted that while Herceptin exhibited no activity on Her-2/neu negative cells, the combination with INGN 241 did induce cell death in these cells. Data from these pre-clinical studies were recently published in the journal Surgery. The results of other pre-clinical studies published in the journal Molecular Therapy indicate inhibition of tumor growth by INGN 241 in combination with radiotherapy.

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

INGN 401 (FUS-1)

     INGN 401 is our systemically-delivered, nanoparticle tumor suppressor therapy that uses the FUS-1 gene, a gene frequently altered or missing in the development of many solid tumors. Pre-clinical studies have shown gene delivery of FUS-1, which we exclusively license from M. D. Anderson Cancer Center, significantly inhibits the growth of tumors and greatly reduces the metastatic spread of lung cancer in animals when delivered to tumor cells via either an adenoviral or a non-viral delivery system. Results from some of these pre-clinical studies have been published in Cancer Research and Cancer Gene Therapy. A Phase 1 clinical trial is ongoing at M. D. Anderson Cancer Center testing INGN 401 in patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy.

Other Programs

     We are conducting research on additional genes, including the BAK gene, which hold promise as therapeutic candidates. The BAK gene is a pro-apoptotic gene that kills cancer cells. We are working with our collaborators at M. D. Anderson Cancer Center to identify and develop both viral and non-viral vectors containing this gene. We have exclusive rights to use the BAK gene under a license with Tanox, Inc., the rights of which were previously held by LXR Biotechnology, Inc.

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

Manufacturing and Process Development

     We own and operate a state-of-the-art, validated manufacturing facility we believe complies with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We produce ADVEXIN therapy in this facility for use in our Phase 1, 2 and 3 clinical trials. The design and processes of this facility have been reviewed with the FDA. The validation of our manufacturing processes is ongoing. We plan to use this facility for our market launch of ADVEXIN therapy. To date, we have produced over 20 batches of ADVEXIN therapy clinical material, including all clinical material used in the Phase 1, 2 and 3 clinical trials for this product candidate. In addition, we have entered into agreements with third parties under which we have provided process development and manufacturing services related to products they are developing. We recently completed construction of a separate, second facility for continued production of INGN 241 and other investigative materials for use in clinical trials.

Patents and Intellectual Property

     We place substantial emphasis on developing and maintaining a strong intellectual property program. We own or exclusively control numerous patents and pending patent applications in the United States and elsewhere covering ADVEXIN therapy and INGN 241 (mda-7) therapy in particular, adenoviral p53 and adenoviral mda-7 in general, clinical applications of adenoviral and other forms of p53 and mda-7, and adenoviral production. Certain of our patents are licensed from The University of Texas System, Columbia University and Aventis Pharmaceuticals, Inc. The patents directed to clinical applications of p53 broadly cover the use of p53 in combination with standard chemotherapy and clinical therapy with adenoviral p53 in general. Our adenoviral production patent position is of particular potential commercial importance in that it covers most methods currently in use by us and others for commercial scale adenoviral production and purification processes. We have recently been successful in having two of three European patents held by our competitors finally revoked by the technical board of appeals of the European Patent Office, with no possibility of further appeal, with the one remaining European patent revoked but still subject to appeal by the patent holder. In addition to our p53 and mda-7 intellectual property position, we own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various other tumor suppressor genes and oncolytic viruses.

     Recent notable intellectual property activity includes the issuance of the following United States patents:

•	No. 6,805,858, which covers several methods by which ADVEXIN therapy is administered to cancer patients. This patent is directed to various routes of administration of adenoviral p53, including virtually all of those routes currently being used for adenoviral delivery, such as direct administration to the tumor or to the body region where the tumor is located, as well as systemic, intravenous or intratracheal delivery. This patent was issued to the Board of Regents of the University of Texas System and is exclusively licensed to us.

•	No. 6,726,907, which broadly covers purified adenoviral compositions or preparations without limitation as to the type of adenovirus, the use or application of the adenovirus and how the adenovirus is produced. This

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

Acquisition of Magnum Therapeutics, Inc.

     In October 2004, we acquired all outstanding capital stock of Magnum Therapeutics, Inc. (Magnum), a company owned by one of our executive officers. We paid approximately $1.6 million for the Magnum stock by issuing approximately 252,000 shares of our common stock at an agreed-upon value of $6.51 per share. Magnum’s primary assets are (1) the right to receiving funding under a grant from the National Institutes of Health and (2) certain patents and intellectual property. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

Financial Overview

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At September 30, 2004, we had an accumulated deficit of $113.0 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At September 30, 2004, we had cash, cash equivalents and short-term investments of $20.8 million. During the nine months ended September 30, 2004, we used $15.6 million of cash, cash equivalents and short-term investments to conduct our business. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase and as we expand our operations and develop systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. Currently, we earn revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     In June 2003, we sold 2.0 million shares of our common stock for an aggregate purchase price of $11.5 million to selected institutional investors through a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Our net proceeds from this transaction, after related fees and expenses, were $10.8 million. In connection with this sale, we issued warrants to purchase 400,000 shares of our common stock at $7.89 per share. These warrants are exercisable at any time by the warrant holders through June 2008. Beginning in

June 2005, we may force the exercise of these warrants if the average closing market price of our common stock during any 20 consecutive trading days is greater than $15.78 per share. The resale of the shares of common stock issued and issuable upon the exercise of the warrants issued in this transaction was registered on a registration statement on Form S-3, effective August 7, 2003 (Commission File No. 333-107028).

     In December 2003, we sold approximately 2.9 million shares of our common stock in a direct equity offering pursuant to a shelf registration for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after related fees and expenses, were approximately $18.5 million. The issuance of the shares of common stock in this transaction was registered pursuant to a registration statement on Form S-3, effective August 25, 2003 (Commission File No. 333-107799) registering the issuance of shares of our common stock with an aggregate offering price of $100.0 million. We may sell additional shares of our common stock pursuant to this registration statement in the future.

     We have a Small Business Technology Transfer grant from the National Cancer Institute to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. This grant will provide $1.5 million of remaining funding in future periods during the course of this clinical trial to evaluate the efficacy and biologic activity of INGN 241 in this indication.

     During the nine months ended September 30, 2004, we amended the mortgage note payable related to our facilities. The original $6.0 million principal balance of our note payable was increased to $7.8 million. The proceeds from this increase were used to pay in full the principal and interest outstanding on another note payable with an original principal balance of approximately $3.3 million, which resulted in that other note being retired. In addition to this note retirement, the proceeds from this loan amendment were used to pay the costs related to this transaction and to add $668,000 to our cash and cash equivalents. The amended mortgage note payable bears interest at 6.25%. The note is payable in monthly installments of $56,400 until May 2006. At that time, we may extend the note to a November 2009 maturity date. Upon such extension, the interest rate is modified to the lesser of (1) 2.5% above the five-year U.S. Treasury Bond Note rate or (2) 8.5%, and principal and interest on the note become payable in equal monthly installments based on a 225-month amortization period. The principal balance outstanding on the note’s extended maturity date is payable in full at that time.

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

Results of Operations

Comparison of the Quarters Ended September 30, 2004 and September 30, 2003

Revenues

     Contract Services, Grant and Other Revenue. In the 2003 and 2004 periods, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis Pharmaceuticals Products, Inc. (Aventis), one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. In the 2003 period, we also earned contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. Total contract services, grant and other revenue was $209,000 for the quarter ended September 30, 2004, compared to $9,000 for the quarter ended September 30, 2003. This increase was primarily due to increased grant funding under our Small Business Technology Transfer grant from the National Cancer Institute to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma as a result of our increased activity related to that research. During the 2004 period, we received $794,000 from Magnum for contract research services performed on its behalf, which we recorded as a liability on our balance sheet as of September 30, 2004, pending finalizing the written service agreements for this work and the recording of the acquisition of Magnum during the quarter ending December 31, 2004.

Costs and Expenses

     Research and Development. Research and development expenses were $5.7 million for the quarter ended September 30, 2004, compared to $3.6 million for the quarter ended September 30, 2003, an increase of 58%. These expenses included compensation expense related to stock options of zero dollars in the 2004 period and $49,000 in the 2003 period. Research and development expenses increased as a result of increased activity related to the preparation of the Biologics License Application (BLA) for ADVEXIN therapy for filing with the FDA, which resulted in us hiring more employees and engaging additional consultants to perform this work.

     General and Administrative. General and administrative expenses were $1.7 million for the quarter ended September 30, 2004, compared to $1.4 million for the quarter ended September 30, 2003, an increase of 21%. These expenses included compensation expense related to stock options of $57,000 in the 2004 period and $120,000 in the 2003 period. General and administrative expenses increased primarily due to increased activity related to the preparation of the BLA for ADVEXIN therapy for filing with the FDA, which resulted in us hiring more employees and engaging additional consultants to perform this work.

     Compensation Related to the Issuance of Stock Options. Compensation related to the granting of stock options was $57,000 for the quarter ended September 30, 2004, compared to $169,000 for the quarter ended September 30, 2003, a decrease of 66%. This decrease was a result of (a) deferred compensation from stock options granted in periods prior to 2003 becoming fully amortized in early 2004, resulting in no further expense charges related to those options during the three months ended September 30, 2004, offset by (b) expense charges related to options granted to two non-employees/non-directors during 2004 computed using the variable, fair-value method of accounting.

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

Interest Income, Interest Expense and Other Income

     Interest income was $70,000 for the quarter ended September 30, 2004, compared to $402,000 for the quarter ended September 30, 2003, a decrease of 83%. Included in the 2003 amount is $350,000 we received from the settlement of litigation related to a decline during the quarter ended March 31, 2001, in the market value of certain commercial paper we held as an investment at that time. Excluding the amount from this settlement, interest income for the quarter ended September 30, 2003, was $52,000. Interest income in 2004 increased compared to interest income in 2003, exclusive of the litigation settlement, primarily due to higher yields on invested funds in 2004 compared to 2003.

     Interest expense was $125,000 for the quarter ended September 30, 2004, compared with $153,000 for the quarter ended September 30, 2003, a decrease of 18%. This decrease was primarily due to certain of our capital leases becoming fully paid during periods subsequent to September 30, 2003.

     Other income was $269,000 for the quarter ended September 30, 2004, compared to $292,000 for the quarter ended September 30, 2003, a decrease of 8%. This change was primarily due to variations in the amount of facilities operating expenses we recover from tenants to whom we sublease space in our facilities.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003

Revenues

     Contract Services, Grant and Other Revenue. In the 2003 and 2004 periods, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. In the 2003 period, we also earned contract services revenues from third parties under agreements to provide manufacturing process development services and to produce products for them. Total contract services, grant and other revenue was $592,000 for the nine months ended September 30, 2004, compared to $302,000 for the nine months ended September 30, 2003. This increase was primarily due to increased grant funding under our Small Business Technology Transfer grant from the National Cancer Institute to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma as a result of increased activity related to that research. During the 2004 period, we received $794,000 from Magnum for contract research services performed on its behalf, which we recorded as a liability on our balance sheet as of September 30, 2004, pending finalizing the written service agreements for this work and the recording of the acquisition of Magnum during the quarter ending December 31, 2004.

Costs and Expenses

     Research and Development. Research and development expenses were $16.0 million for the nine months ended September 30, 2004, compared to $10.9 million for the nine months ended September 30, 2003, an increase of 47%. These expenses included compensation expense related to stock options of $44,000 in the 2004 period and $171,000 in the 2003 period. Research and development expenses increased as a result of increased activity related to the preparation of the BLA for ADVEXIN therapy for filing with the FDA, which resulted in us hiring more employees and engaging additional consultants to perform this work.

     General and Administrative. General and administrative expenses were $5.3 million for the nine months ended September 30, 2004, compared to $4.6 million for the nine months ended September 30, 2003, an increase of 15%. These expenses included compensation expense related to stock options of $104,000 in the 2004 period and $1.0 million in the 2003 period. General and administrative expenses increased primarily due to increased activity related to the preparation of the BLA for ADVEXIN therapy for filing with the FDA, which resulted in us hiring more employees and engaging additional consultants to perform this work. Also, in the 2004 period, we expensed $381,000 of costs incurred with respect to securities offering activities for the sale of our common stock, which offering was not completed.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $148,000 for the nine months ended September 30, 2004, compared to $1.2 million for the nine months ended September 30, 2003, a decrease of 88%. This compensation for the 2003 period arose primarily as a result of:

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

Interest Income, Interest Expense and Other Income

     Interest income was $196,000 for the nine months ended September 30, 2004, compared to $938,000 for the nine months ended September 30, 2003, a decrease of 79%. Included in the 2003 amount is $775,000 we received from the settlement of litigation related to a decline during the quarter ended March 31, 2001, in the market value of certain commercial paper we held as an investment at that time. Excluding the amount from this settlement, interest income for the nine months ended September 30, 2003, was $163,000. Interest income in 2004 increased compared to interest income in 2003, exclusive of the litigation settlement, primarily due to higher average cash balances during the 2004 period as a result of the proceeds received from the sales of our common stock in June 2003 and December 2003 and higher yields on invested funds in 2004 compared to 2003.

     Interest expense was $353,000 for the nine months ended September 30, 2004, compared with $483,000 for the nine months ended September 30, 2003, a decrease of 27%. This decrease was primarily due to our capital leases becoming fully paid during periods subsequent to September 30, 2003.

     Other income was $825,000 for the nine months ended September 30, 2004, compared to $794,000 for the nine months ended September 30, 2003, an increase of 4%. This change was primarily due to variations in the amount of facilities operating expenses we recover from tenants to whom we sublease space in our facilities.

Liquidity and Capital Resources

     We have incurred annual operating losses since our inception, and at September 30, 2004, we had an accumulated deficit of $113.0 million. From inception through September 30, 2004, we have financed our operations using $49.7 million of collaborative research and development payments from Aventis, $32.2 million of net proceeds from our initial public offering in October 2000, $39.4 million of private equity sales to Aventis, $26.6 million of private equity sales, net of offering costs, to others, $18.5 million of equity sales in a registered direct offering under an existing shelf registration in December 2003, $7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials, $9.9 million in mortgage financing from banks for our facilities, $4.6 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes payable and $14.0 million from contract services, grants, interest and other income.

     At September 30, 2004, we had cash, cash equivalents and short-term investments of $20.8 million, compared to $36.4 million at December 31, 2003. Cash and cash equivalents constituted $11.7 million and $36.4 million of these amounts at September 30, 2004, and December 31, 2003, respectively. The decrease in cash, cash equivalents and short-term investments at September 30, 2004, as compared to December 31, 2003 was due to the use of $15.6 million of cash, cash equivalents and short-term investments to conduct our business during the nine months ended September 30, 2004, which amount is net of the receipt of $668,000 in proceeds from the refinancing of the mortgage note payable on our facilities. We expect to continue to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis, preparing regulatory documentation submissions to the FDA and conducting pre-marketing activities for ADVEXIN therapy. We expect to continue our research and development of various other gene-based technologies. If ADVEXIN therapy or any of our other product candidates are approved for commercial sale by the FDA, we expect to conduct activities supporting the marketing, sales, production and distribution of those products, either ourselves or in collaboration with other parties. The majority of our expenditures for the foreseeable future will most likely be for these activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the nine months ended September 30, 2004. We believe our existing working capital can fund our operations for the next 12 months, although we may have to make adjustments to the scope of operations to achieve that objective and unforeseen events could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

     Net cash used in operating activities was $15.8 million for the nine months ended September 30, 2004, compared to $10.5 million for the nine months ended September 30, 2003. This increase was due to a larger net loss during the 2004 period compared to the 2003 period, which was (1) increased by an increase in other assets during the 2004 period, compared to a decrease in other assets during the 2003 period, due primarily to the expensing during the 2004 period of $381,000 of costs incurred with respect to securities offering activities for the sale of our common stock, which offering was not completed, and (2) decreased by:

•	Lower depreciation during the 2004 period compared to the 2003 period as accelerated depreciation methods result in lower depreciation charges as property and equipment ages;

•	Lower compensation related to stock options in the 2004 period compared to the 2003 period for the reasons discussed above under “Costs and Expenses — Compensation Related to the Issuance of Stock Options;”

•	A larger increase in accounts payable and accrued liabilities in the 2004 period compared to the 2003 period due to a higher level of operating activity and expenses resulting in increased liabilities to be paid in the future and the receipt of $794,000 from Magnum for contract research services as described above under “Revenues;” and

•	An increase in deferred revenue that was comparable between periods due to no change of significance related to the tenants to whom we sublease space in our facility.

     Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2004, compared to $148,000 for the nine months ended September 30, 2003. This increase was primarily due (1) an increase in property and equipment purchases to support the ongoing needs of our business and (2) to our resumption during the first quarter of 2004 of investments in financial instruments with original maturities in excess of three months, primarily as a result of cash from the sale of shares of our common stock in December 2003 being available for such investments. While we have no obligations at this time to purchase significant amounts of additional property or equipment, our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs and other research, development and manufacturing activities. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash and cash equivalents available to fund operating activities.

     Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2004, compared to $9.8 million for the nine months ended September 30, 2003. The 2003 period included the net proceeds from the sale of 2.0 million shares of our common stock in June 2003, as discussed above under “Financial Overview,” for which there was no comparable transaction in the 2004 period. Borrowings under notes payable were higher during the 2004 period compared to the 2003 period primarily as a result of proceeds received during the 2004 period from the refinancing of the mortgage note payable related to our facilities as discussed above under “Financial Overview.” Principal payments under capital lease obligations and notes payable were lower in the 2004 period compared to the 2003 period as a significant portion of our capital lease obligations were paid in full during the 2004 period.

     We have an agreement with VirRx to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each fiscal quarter through January 1, 2006. We purchased $150,000 and $450,000 of this stock for cash during the three- and nine-month periods ended September 30, 2004, respectively. We recorded these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004.

     We have fixed debt service under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for October 1, 2004 through December 31, 2004	$196
Total debt service due during the year ending December 31:
2005	840
2006	789
2007	702
2008	669
Thereafter	11,011

Total debt service payments	14,207
Less portion representing interest	(6,181)

Total principal balance at September 30, 2004	$8,026

Principal balance presented on the September 30, 2004, balance sheet as liabilities in these categories:
Current portion of notes payable	341
Notes payable, net of current portion	7,685

Total principal balance at September 30, 2004	$8,026

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

October 1, 2004 through December 31, 2004	$87
Year ending December 31:
2005	298
2006	242
2007	165
2008	151
Thereafter	2,565

Total minimum lease payments under operating leases	$3,508

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

     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of September 30, 2004, we would have been obligated to make final payments totaling $200,000. Dr. Roth is one of our stockholders.

     We sublease a portion of our facilities to M. D. Anderson Cancer Center under a lease with a non-cancelable term expiring in 2009. M. D. Anderson Cancer Center is obligated to pay us rent of approximately $79,000 per month until February 2006 and approximately $13,000 per month thereafter.

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

     Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

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

     We have generated operating losses since we began operations in June 1993. As of September 30, 2004, we had an accumulated deficit of approximately $113.0 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.

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

     We expect we will fund our operations over approximately the next 12 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, under various circumstances, including if we experience:

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

     The United States Senate has held hearings concerning the adequacy of regulatory oversight of gene therapy clinical trials, as well as the adequacy of research subject education and protection in clinical research in general, and to determine whether additional legislation is required to protect volunteers and patients who participate in such clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, has expanded its public role in evaluating important public and ethical issues in gene therapy clinical trials. Implementation of any additional review and reporting procedures or other additional regulatory measures could increase the costs of or prolong our product development efforts or clinical trials.

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

     Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued us a United States patent for our adenovirus production technology as well as a related patent for purified adenoviral compositions. We also control, through licensing arrangements, four issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, one issued United States patent covering the use of adenoviral p53 in cancer therapy, one issued United States patent covering adenoviral p53 as a product, one issued United States patent covering the core DNA of adenoviral p53, one issued patent covering pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as three patents covering our mda-7 technology. We have recently been notified by the PTO that additional applications relating to our adenoviral

p53 have been allowed. We cannot assure you these allowed applications will actually issue as United States patents. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party is attempting to provoke an interference with one of our patents directed to adenoviral p53 therapy. We do not at present know the identity of this party and cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.

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

     The biotechnology and pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We are aware of a number of issued patents and patent applications related to gene therapy, the treatment of cancer and the use of the p53 and other tumor suppressor genes. Schering-Plough Corporation, including its subsidiary Canji, Inc., controls a United States patent, various United States applications and a European patent and applications, some of which are directed to therapy using the p53 gene, and others to adenoviruses containing the p53 gene, or adenoviral p53, and to methods for carrying out therapy using adenoviral p53. Adenoviral p53 technology underlies our ADVEXIN therapy product candidate. In addition, Canji controls an issued United States patent and its international counterparts, including a recently revoked European patent, involving a method of treating mammalian cancer cells lacking normal p53 protein by introducing a p53 gene into the cancer cell. Furthermore, we are aware of a United States patent directed to replication-deficient recombinant adenoviral vectors apparently controlled by Transgene SA. While we believe the claims of the Canji p53 patents or the Transgene adenoviral vector patent are invalid or not infringed by our products, Transgene, Canji or Schering-Plough could assert a claim against us.

     One of the foregoing patents directed to p53 therapy, which we understand is owned by The Johns Hopkins University and controlled by Schering-Plough, was involved in a PTO interference proceeding with a patent owned by Canji. This Johns Hopkins patent is the United States counterpart to the European patent recently revoked in its entirety by the EPO (see below). Priority of invention in that interference was awarded by the PTO to the Johns Hopkins inventors, leading to the issuance of that patent, and the Canji patent has been found unpatentable. While it is our belief that the claims of the Johns Hopkins patent are invalid and not infringed by our ADVEXIN therapy, Schering-Plough or Johns Hopkins may assert that our ADVEXIN therapy, which uses p53 therapy, infringes the claims of such patent. While we believe we would have both an invalidity and non-infringement defense against such an assertion, in the United States an issued patent enjoys a presumption of validity, which can be overcome only through clear and convincing evidence. We cannot assure you such a defense would prevail.

     We may also become subject to infringement claims or litigation arising out of other patents and pending applications of our competitors, if they issue, or additional interference proceedings declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. In particular, if we were found to infringe a valid claim of the Transgene adenoviral vector United States patent, the Johns Hopkins patent or a patent that may issue from a currently pending application, our business could be materially harmed.

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

     Our business depends in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of product candidates could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.

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

     Even if we receive regulatory approval to market our ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.

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

     We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, manufacturing and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. Our manufacturing staff is responsible for designing and conducting our manufacturing processes in accordance with the FDA’s CGMP requirements. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, manufacturing and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

     In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned by Dr. Robert Sobol, our Senior Vice President, Medical and Scientific Affairs. We paid approximately $1.6 million for the Magnum stock by issuing approximately 252,000 shares of our common stock at an agreed-upon value of $6.51 per share. Magnum’s primary assets are (1) the right to receiving funding under a grant from the National Institutes of Health and (2) certain patents and intellectual property. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties. During the quarter ended September 30, 2004, we received approximately $794,000 from Magnum in consideration for contract research services we provided to Magnum.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal and state government obligations, commercial paper and corporate bonds. Investments are classified as held-to-maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities. Based on our cash, cash equivalent and short-term investment balances at September 30, 2004, a hypothetical 100-basis point decrease in the interest rates we earn on those investments would decrease our interest income by approximately $208,000 per year and approximately $52,000 per quarter.

     At September 30, 2004, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

10.3	2000 Stock Option Plan form of stock option agreement, as amended.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14 or 17 C.F.R. 240.15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.

November 15, 2004	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.3	2000 Stock Option Plan form of stock option agreement, as amended.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14 or 17 C.F.R. 240.15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.