Form 10-Q
period 2005-03-31
INTROGEN THERAPEUTICS INC
filed 2005-05-10
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of May 6, 2005, the registrant had 30,919,068 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,	March 31,
	2004	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,187	$16,573
Short term investments	7,993	16,075

Total cash, cash equivalents and short term investments	38,180	32,648
Prepaid expenses and other current assets	659	690

Total current assets	38,839	33,338
Property and equipment, net of accumulated depreciation of $10,983 and $11,383, respectively	7,277	6,974
Grant rights acquired	1,582	1,345
Other assets	359	353

Total assets	$48,057	$42,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,683	$2,544
Accrued liabilities	3,572	3,214
Deferred revenue	30	115
Current portion of notes payable	573	606

Total current liabilities	6,858	6,479
Notes payable, net of current portion	7,901	7,962
Deferred revenue, long-term	1,132	1,200

Total liabilities	15,891	15,641

Commitments and Contingencies
Stockholders’ Equity:
Series A non-voting convertible preferred stock, $.001 par value per share; 5,000 shares authorized; 100 shares issued and outstanding	1	1
Common stock, $.001 par value per share; 100,000 shares authorized; 30,622 and 30,849 shares issued and outstanding in 2004 and 2005, respectively	30	31
Additional paid-in capital	149,652	149,982
Deferred compensation	(161)	(58)
Accumulated deficit	(117,356)	(123,587)

Total stockholders’ equity	32,166	26,369

Total liabilities and stockholders’ equity	$48,057	$42,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2005
Contract services, grant and other revenue	$109	$509
Operating costs and expenses:
Research and development	4,295	5,239
General and administrative	1,444	1,810

Total operating costs and expenses	5,739	7,049

Loss from operations	(5,630)	(6,540)
Interest income	67	184
Interest expense	(134)	(150)
Other income	250	275

Net loss	$(5,447)	$(6,231)

Net loss per share, basic and diluted	$(0.21)	$(0.20)

Shares used in computing basic and diluted net loss per share	26,566	30,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(5,447)	$(6,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348	400
Compensation related to stock options	83	88
Amortization of grant rights acquired	—	237
Changes in assets and liabilities:
Decrease in other assets	(405)	(25)
Increase (decrease) in accounts payable	55	(139)
(Decrease) in accrued liabilities	(14)	(358)
Increase in deferred revenue	59	153

Net cash used in operating activities	(5,321)	(5,875)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(97)
Purchases of short-term investments	(20,471)	(14,046)
Maturities of short-term investments	1,996	5,964

Net cash used in investing activities	(18,485)	(8,179)

Cash flows from financing activities:
Proceeds from sale of common stock	15	346
Proceeds from notes payable	—	265
Principal payments under notes payable and capital leases	(343)	(171)

Net cash provided by (used in) financing activities	(328)	440

Net decrease in cash	(24,134)	(13,614)
Cash and cash equivalents, beginning of period	36,397	30,187

Cash and cash equivalents, end of period	$12,263	$16,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

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

     Our research and development activities involve a high degree of risk and uncertainty, and our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for and the ability to obtain additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

2. Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and related footnotes as of December 31, 2004, and for the year then ended, included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2005.

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

     In December 2004, SFAS 123R, “Share-Based Payment,” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires measurement of the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period of the award. A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on the instrument’s current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant date fair value of employee share options and similar instruments will be estimated using option pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with SFAS 123R beginning the first quarter of fiscal year 2006. We have not yet determined which fair-value method and transitional provision we will follow. We expect the adoption of SFAS 123R could have a significant impact on our results of operations, but do not expect such adoption to significantly impact our financial position or liquidity. See the table in the following paragraph for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

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

	Three Months Ended March 31,
	2004	2005
Net loss, as reported	$(5,447)	$(6,231)
Add: Stock-based employee compensation expense included in reported net loss	$83	$0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(814)	$(712)

Pro forma net loss	$(6,178)	$(6,943)

Loss per share:
Basic and Diluted — as reported	$(0.21)	$(0.20)

Basic and Diluted — pro forma	$(0.23)	$(0.23)

5. Acquisition of Magnum Therapeutics Corporation

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

     Magnum’s primary asset is the right to receive funding under a grant from the National Institutes of Health. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

     The results of Magnum’s operations have been included with those of the Company for the period subsequent to the acquisition date. Since Magnum is a development stage company, this acquisition was accounted for as an asset acquisition and not as a business combination. Substantially all of the purchase consideration was allocated to acquired grant rights described further in Note 6.

6. Intangible Assets

     Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum in October 2004 described in Note 5, are as follows (in thousands):

	December 31, 2004			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Asset Acquisition:
Acquired Grant Rights (22 month amortization period)	$1,741	$(159)	$1,582	$1,741	$(396)	$1,345

Ending Balance	$1,741	$(159)	$1,582	$1,741	$(396)	$1,345

     Research and development expense includes amortization of intangibles of $237,000 for the quarter ended March 31, 2005 and $159,000 for the year ended December 31, 2004. We had no intangibles on our balance sheet prior to October 2004, such that there was no amortization expense in the quarter ended March 31, 2004. Estimated annual amortization expense for fiscal years 2005 and 2006 is $949,000 and $633,000, respectively, and zero thereafter.

7. Investment in VirRx, Inc.

     We have an agreement with VirRx, Inc. to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each fiscal quarter through January 1, 2006. We purchased $150,000 of this stock during the three month periods ended March 31, 2005 and March 31, 2004. We record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

8. Notes Payable

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

9. Common Stock Grant

     Subsequent to December 31, 2004, options to purchase 95,200 shares of our common stock held by certain of our officers reached the end of their stated ten year life resulting in the expiration of the right to exercise those options. To provide those officers an economic equivalent to those expired options, we granted them 90,101 shares of our common stock subsequent to March 31, 2005, of which 57,259 shares were issued to those officers and 32,842 shares were withheld by us in consideration for our payment on their behalf of approximately $238,000 of federal withholding taxes. During the quarter ending June 30, 2005, we anticipate recording compensation expense of approximately $663,000 in connection with this issuance of shares.

10. Common Stock Purchase Warrant

     On April 20, 2005, we entered into an agreement with a third party with a term of 90 days (unless shortened or extended as provided therein) under which they will perform investor relations services on our behalf focusing on the sophisticated, global financial community. In consideration for these services, we will issue them a warrant to purchase up to 500,000 shares of our common stock. Under this warrant, if the average closing price of the our common stock as reported on the NASDAQ National Market System, calculated over a period of 20 consecutive trading days during the term of this agreement (the “Average Closing

Price”), equals or exceeds $20.50 per share, 500,000 shares will vest. No shares will vest if the Average Closing Price does not reach $8.00 per share. The number of shares that may vest if the Average Closing Price reaches between $8.00 and $20.50 per share during the agreement term remains to be negotiated. To the extent vested, the warrant may be exercised during the period beginning two years after the date the warrant is issued and ending five years after the date the warrant is issued. The exercise price for vested shares will be $7.63 per share, which was the closing price of our common stock on the date of this agreement.

     This agreement and any portion of this warrant not vested will expire upon the earlier of (a) 90 days after the date of the agreement or (b) upon notice from us within that 90 day period of our announcement of (i) a favorable action or decision by the United States Food and Drug Administration with respect to one or more of our product candidates, or (ii) a partnering or collaboration agreement involving one or more of the our product candidates that is not arranged by the third party pursuant to a written mandate within that 90 day period.

     This agreement and warrant are not transferable without our consent. The agreement contains provisions prohibiting the warrant holder from engaging in short selling, hedging and risk shifting arrangements concerning the our securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ADVEXIN® Therapy (p53)

     Our lead product candidate, ADVEXIN® therapy, combines the p53 tumor suppressor gene with a non-replicating, non-integrating adenoviral gene delivery system we have developed and extensively tested. The p53 gene is one of the most potent members of a group of naturally-occurring tumor suppressor genes, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous.

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

     To date, clinical investigators at sites in North America, Europe and Japan have treated over 500 patients with ADVEXIN therapy, establishing a large safety database. Findings from several of our clinical trials have been published in Clinical Cancer Research, Proceedings of the American Society for Clinical Oncology as well as presented at numerous conferences, including the San Antonio Breast Cancer Conference in December 2004 and various meetings of the American Society of Clinical Oncology, the American Association for Cancer Research and the American Society of Gene Therapy.

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

     Recent pre-clinical studies provide new insight into the molecular pathways by which the p53 gene, the active component of ADVEXIN therapy, kills tumor cells. These pre-clinical studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan and at The University of Texas M. D. Anderson Cancer Center and were published in a 2004 issue of Molecular Cancer Therapeutics. Other pre-clinical data suggest the enhanced therapeutic effects of a combination of ADVEXIN and Erbitux® therapies in an animal model of human non-small cell lung cancer. Other pre-clinical studies conducted by our collaborators at Wayne State University, the Karmanos Cancer Institute located in Detroit, Michigan and the University of California-Irvine, as published in a 2004 issue of The Laryngoscope, show that the combination of ADVEXIN therapy and docetaxel resulted in increased levels of programmed cell death in head and neck tumor cells. Two patients, who were part of our ADVEXIN therapy studies program and who had recently celebrated their five-year survival anniversary, were featured in Conquest magazine, a publication of M. D. Anderson Cancer Center.

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

     Data from our Phase 1 trial of INGN 241 in patients with solid tumors, which was recently published in Molecular Therapy, demonstrate that direct injection of INGN 241 induced programmed cell death in 100 percent of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses (greater than or equal to 50% reduction in tumor size) in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.

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

INGN 225 (p53 vaccine)

     As a supplement to our gene-induced therapeutic protein programs, we are developing INGN 225 using the p53 gene to create a highly specific therapeutic cancer vaccine that stimulates a particular type of immune system cell known as a dendritic cell. Research published in Current Opinion in Drug Discovery & Development concluded that ADVEXIN therapy can be used with a patient’s isolated dendritic cells as an antigen delivery and immune enhancing therapeutic strategy. Pre-clinical testing has shown that the immune system can recognize and kill tumors after treatment with dendritic cells stimulated by the p53 gene, which suggests a vaccine consisting of dendritic cells stimulated by the p53 gene could have broad utility as a treatment for progression of solid tumors. We are conducting a Phase 1/Phase 2 trial, performed in collaboration with the Moffitt Cancer Center at the University of South Florida, in patients with small-cell lung cancer and a Phase 1/Phase 2 trial in patients with breast cancer in collaboration with the University of Nebraska. In both trials, INGN 225 is administered after the patients have been treated with standard chemotherapy.

INGN 234 (p53 topical)

     We are developing INGN 234 for the prevention of oral cancers and the treatment of oral leukoplakia. We are conducting a Phase 1/early Phase 2 clinical trial in which p53 is being administered in an oral mouthwash formulation to prevent precancerous oral lesions from developing into cancerous lesions. We are conducting pre-clinical work on other topical administrations of tumor suppressor genes to control or prevent oral or dermal cancers. We are investigating multiple delivery platforms, including both viral and non-viral approaches. We are also investigating combining gene delivery with rinses, patches, ointments and enhancing polymers. We believe the opportunity exists to develop non-toxic treatments for pre-malignant and malignant cells that can be easily exposed to natural biological tumor suppressor and DNA repairing genes.

INGN 401 (FUS-1)

     INGN 401 uses a nanoparticle vector system to deliver the tumor suppressor gene FUS-1, which we exclusively license from M. D. Anderson Cancer Center. Pre-clinical studies have shown that FUS-1, delivered using an adenoviral or a non-viral delivery system through either intravenous (systemic) administration or direct intratumoral injection, significantly inhibits the growth of tumors and greatly reduces the metastatic spread of lung cancer in animals. A Phase 1/2 clinical trial is ongoing at M. D. Anderson Cancer Center testing INGN 401 in patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy. Data and findings from our work to develop INGN 401 have been recently published in Cancer Gene Therapy and Cancer Research.

INGN 402 and INGN 403 (nanoparticle formulations of p53 and mda-7, respectively)

     We are developing two nanoparticle formulations for systemic delivery. INGN 402 contains the p53 tumor suppressor gene and INGN 403 contains the mda-7 tumor suppressor gene, also known as interleukin 24 (IL-24). Early studies with these new nanoparticle drug candidates have demonstrated a good safety profile and promising anti-cancer activity in murine lung tumor models. Data from the mda-7 nanoparticle studies was recently published in DNA and Cell Biology.

INGN 007 (replication-competent viral therapy)

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

Other Research and Development Programs

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

     We license from M. D. Anderson Cancer Center a group of genes known as the 3p21.3 family of genes. Pre-clinical research performed on these genes by collaborators at The University of Texas Southwestern Medical Center and M. D. Anderson Cancer Center suggests that the 3p21.3 genes play a critical role in the suppression of tumor growth in lung and other cancers. This family of genes includes the FUS-1 gene we are testing as INGN 401. We are working with M. D. Anderson Cancer Center to further evaluate other 3p21.3 genes as clinically relevant therapeutics.

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

Nanoparticle Systemic Delivery Platform

     We have in-licensed and are developing a non-viral, nanoparticle delivery platform as a complementary delivery technology for certain types of cancers, or clinical indications, particularly those that require systemic administration. We are currently using this technology in INGN 401, INGN 402 and INGN 403.

     Data recently published in DNA and Cell Biology highlight the potential utility of combining our nanoparticle delivery system with the mda-7 gene for the treatment of lung cancer. The data reported in this publication demonstrate that combining this innovative delivery system with the mda-7 gene results in potent anti-cancer effects and systemic tumor growth inhibition in an animal model of lung cancer. We believe combining potent anti-cancer genes, such as mda-7 or p53, with our nanoparticle delivery system could allow development of clinical strategies to attack metastatic cancers.

Replication-Competent Viral Delivery Systems

     Through our strategic collaboration with VirRx, we are developing replication-competent viral therapies in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. This technology forms the basis for our INGN 007 product development. We anticipate pursuing clinical confirmation as to whether this self-amplifying delivery system can complement our existing adenoviral gene delivery system, which is replication disabled, in selected therapeutic scenarios, in applications beyond INGN 007.

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

Manufacturing and Process Development

     Commercialization of a molecular and gene-based product requires process methodologies, formulations and quality release assays in order to produce high quality materials at a large scale. We believe the expertise we have developed in the areas of manufacturing and process development represents a competitive advantage. We have developed scale-up methodologies for both upstream and downstream production processes, formulations that are safe and stable, and product release assays that support product quality control.

     We own and operate state-of-the-art, manufacturing facilities, including a commercial scale, validated manufacturing facility we believe complies with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We have produced numerous batches of ADVEXIN therapy clinical material for use in our Phase 1, 2 and 3 clinical trials. The design and processes of the facility used for ADVEXIN therapy production have been reviewed with the FDA. We plan to use our facilities for the market launch of ADVEXIN therapy. We also use our facilities to produce INGN 241 and other investigative materials for use in clinical trials of those product candidates..

Patents and Intellectual Property

Our Portfolio

     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure continued strong technology development and technology transfer from companies and research institutions with whom we work. We have entered into a number of exclusive license agreements or options with companies and institutions, including M. D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Corixa, Aventis Pharmaceutical Products, Inc. (Aventis), Columbia University, VirRx, Inc. and LXR Biotechnology, Inc. (LXR), with the LXR rights being subsequently sold to Tanox, Inc. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.

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

Combination Therapy with the p53 Gene

     Our portfolio development includes seeking protection for clinical therapeutic strategies that combine the use of the p53 gene with traditional cancer therapies. In this regard, also arising out of our work with M. D. Anderson Cancer Center, we have an exclusive license to two issued United States patents, with corresponding international applications, directed to cancer therapy using the p53 gene in combination with DNA-damaging agents such as conventional chemotherapy or radiotherapy. This patent and corresponding international applications concern the therapeutic application of the p53 gene before, during or after chemotherapy or radiotherapy. We have also exclusively licensed from Aventis a United States patent and corresponding international applications directed to therapy using the p53 gene together with taxanes such as Taxol® or Taxotere®. Furthermore, we have exclusively licensed a United States patent application, and corresponding international applications, directed to the use of the p53 gene in combination with surgical intervention in cancer therapy.

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

Other Therapeutic, Composition and Process Technologies

     We own or have exclusively licensed a number of United States and international patent applications on a range of additional technologies. These include various applications and patents relating to the p53 gene, combination therapy with 2-methoxyestradiol, anti-proliferative factor technologies, retroviral delivery systems, stimulation of anti-p53, screening and product assurance technologies, as well as second-generation p53 gene molecules. We have exclusively licensed a number of United States and international applications directed to various improved vectors for use in gene-based protocols, gene-based applications employing more than one gene for disease treatment, as well as applications directed to the delivery of genes for disease treatment without the use of a vector, or “non-viral” therapy. For example, a United States patent, exclusively licensed to us, was recently issued that is directed to adenoviruses that exhibit tissue specific replication. We also have exclusive rights in an issued United States patent and corresponding international applications directed to a low toxicity analogue of IL-2, also called F42K.

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

Financial Overview

     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At March 31, 2005, we had an accumulated deficit of $123.6 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At March 31, 2005, we had cash, cash equivalents and short-term investments of $32.6 million. During the quarter ended March 31, 2005, we used $5.9 million of cash and cash equivalents for operating activities. In addition, we used $97,000 for purchases of property and equipment and $171,000 for principal payments on notes payable to support those activities. These uses of cash were offset by the receipt of $265,000 under notes payable to finance equipment acquisitions and by the receipt of $346,000 from sales of common stock resulting from stock option exercises. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. Currently, we earn revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.

Mortgage Note Payable

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

Acquisition of Magnum Therapeutics Corporation

     In October 2004, we acquired all of the outstanding capital stock of Magnum Therapeutics Corporation (Magnum), a company owned by one of our executive officers at the time of this acquisition. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares are held by an independent escrow agent for a period of one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement.

     Magnum’s primary asset is the right to receive funding under a grant from the National Institutes of Health. The grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue under this grant. During the quarter ended March 31, 2005, we earned $264,000 of revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

     The results of Magnum’s operations have been included with those of the Company for the period subsequent to the October 2004 acquisition date. Since Magnum is a development stage company, this acquisition has been accounted for as an asset acquisition and not a business combination.

     The total purchase consideration has been allocated to the assets acquired based on their respective fair values at the date of acquisition. The following presents the fair value of the net assets acquired (in thousands):

Cash and cash equivalents	$9
Acquired grant rights	$1,741

Sales of Common Stock

     In December 2004, we sold approximately 3.5 million shares of our common stock in a direct equity offering pursuant to a shelf registration for an aggregate purchase price of approximately $24.3 million. Our net proceeds from this transaction, after related fees and expenses, were approximately $22.9 million. The shares of common stock issued in this transaction were registered pursuant to a registration statement on Form S-3, effective August 25, 2003 (Commission File No. 333-107799) registering shares of our common stock with an aggregate offering price of $100.0 million. We may sell additional shares of our common stock pursuant to this registration statement in the future. In connection with this transaction, we will issue warrants to the placement agents representing us in this stock sale allowing them to purchase up to 225,238 shares of our common stock at a price of $6.65 per share and to purchase up to 88,707 shares of our common stock at a price of $8.00 per share. These warrants are exercisable beginning in December 2005 and expire in December 2009.

Research Grants

     We have a Small Business Technology Transfer grant from the National Cancer Institute to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. Provided we perform the work and incur the costs contemplated by this grant, it will provide up to $1.3 million of aggregate funding in future periods during the course of this clinical trial to evaluate the efficacy and biologic activity of INGN 241 in this indication.

     Magnum, our wholly-owned subsidiary, has a Small Business Innovation Research grant from the National Institutes of Health for the development of complementary adenoviral vectors for the treatment of cancer. Provided we perform the work and incur the costs contemplate by this grant, it will provide up to $869,000 of aggregate funding in future periods.

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

     Intangible Assets. Grant rights acquired, which are presented as an intangible asset on our balance sheet, resulted from our asset acquisition related to the Magnum purchase in October 2004. We amortize that asset to expense on a straight-line basis over the estimated remaining life of that asset.

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

Recently Issued Accounting Pronouncements

     See Note 4 in the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of recently issued accounting pronouncements related to stock-based compensation.

Results of Operations

Comparison of Quarters Ended March 31, 2005 and March 31, 2004

     In the following discussions in “Results of Operations” and “Liquidity and Capital Resources”, references to the 2005 period refer to the three months ended March 31, 2005 and references to the 2004 period refer to the three months ended March 31, 2004.

Revenues

     Contract Services, Grant and Other Revenue. For the 2005 period, we earned revenues from (a) research grants from U.S. Government agencies and (b) third parties under agreements to provide manufacturing process development and product production services for them. In the 2004 period, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis, one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. Total contract services, grant and other revenue was $509,000 for the 2005 period compared to $109,000 for the 2004 period, an increase of 367%. This increase was primarily due to (1)

revenue earned under the Small Business Innovation Research grant held by Magnum, our wholly-owned subsidiary, as a result of our acquisition of Magnum in October 2004, which is revenue we did not earn in the 2004 period and (2) increased contract services revenues from third parties under agreements to provide manufacturing process development and product production services for them.

Costs and Expenses

     Research and Development. Research and development expenses were $5.2 million for the 2005 period, compared to $4.3 million for the 2004 period. These expenses included compensation related to the issuance of stock options of zero in the 2005 period and $44,000 in the 2004 period. This 21% increase in research and development expenses is a result of increased activity related to (1) the preparation of the Biologics License Application (BLA) for ADVEXIN therapy for filing with the FDA and (2) the production of clinical materials to support our clinical trials for ADVEXIN therapy and other product candidates.

     General and Administrative. General and administrative expenses were $1.8 million for the 2005 period compared to $1.4 million in for the 2004 period. These expenses included compensation related to the issuance of stock options of $88,000 in the 2005 period and $39,000 in the 2004 period. This 29% increase in general and administrative expenses is due to (1) increased activities and resources necessary to support increased research and development activities, (2) increased investor relations and public relations expenses related to operating as a publicly-traded company and (3) increased compensation expense arising from certain stock options issued during 2004 as a result of the market price of our common stock being generally higher during the 2005 period than during the 2004 period.

     Compensation Related to the Issuance of Stock Options. Compensation related to the issuance of stock options was $88,000 for the 2005 period compared to $83,000 for the 2004 period. This compensation expense is relatively unchanged in the 2005 and 2004 periods since there was no significant difference between these periods in the aggregate number of stock options outstanding that give rise to this compensation expense.

     See footnote 4 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of our application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”

     In addition to the future effects of our adoption of SFAS No. 123R, the amount of stock option compensation expense to be recorded in future periods may increase if additional options are issued at a price below the market price of common stock at the date of grant, the market value of our stock increases or additional options are granted to individuals or entities other than employees or directors. This compensation expense may decrease if unvested options for which deferred compensation has been recorded are subsequently forfeited or as previously recorded deferred compensation becomes fully amortized.

Interest Income, Interest Expense and Other Income

     Interest income was $184,000 for the 2005 period compared to $67,000 for the 2004 period, an increase of 175%. This increase was primarily due to higher interest rates earned on our invested funds during the 2005 period compared to the 2004 period.

     Interest expense was $150,000 for the 2005 period compared to $134,000 for the 2004 period, an increase of 12%. This increase was primarily due to additional borrowings subsequent to the 2004 period to finance equipment acquisitions.

     Other income was $275,000 for the quarter ended March 31, 2005 compared to $250,000 for 2004. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center under which there were no significant changes between the 2005 period and the 2004 period.

Liquidity and Capital Resources

     We have incurred annual operating losses since our inception, and at March 31, 2005, we had an accumulated deficit of $123.6 million. From inception through March 31, 2005, we have financed our operations primarily from the following sources:

•	$49.7 million of collaborative research and development payments from Aventis;

•	$41.4 million of equity sales in December 2003 and December 2004 through registered direct offerings under a shelf registration filed with the Securities and Exchange Commission;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million of net proceeds from our initial public offering in October 2000;

•	$26.6 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003);

•	$16.4 million from contract services, grants, interest and other income;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$5.3 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.

     At March 31, 2005, we had cash, cash equivalents and short-term investments of $32.6 million, compared to $38.2 million at December 31, 2004. Cash and cash equivalents constituted $16.6 million and $30.2 million of these amounts at March 31, 2005, and December 31, 2004, respectively. This decrease in cash and cash equivalents at March 31, 2005, as compared to December 31, 2004 was due to activity during the three months ended March 31, 2005, that included (1) $5.9 million of cash and cash equivalents used in operating activities (2) $8.2 million of cash and cash equivalents used by investing activities and, (3) $440,000 provided by financing activities. We expect to continue to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis related to those trials, preparing regulatory documentation submissions to the FDA, producing ADVEXIN therapy and other clinical materials for use in our clinical trials and conducting pre-marketing activities for ADVEXIN therapy. We expect to continue our research and development of various other gene-based technologies. If ADVEXIN therapy or any of our other product candidates are approved for commercial sale by the FDA, we expect to conduct activities supporting the marketing, sales, production and distribution of those products, either ourselves or in collaboration with other parties. The majority of our expenditures for the foreseeable future will most likely be for these activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the quarter ended March 31, 2005. We believe our existing working capital can fund our operations for the next 18 to 21 months, although we may have to make adjustments to the scope of operations to achieve that objective and unforeseen events could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.

     Net cash used in operating activities was $5.9 million for the 2005 period compared to $5.3 million for the 2004 period. This increase was due to:

•	A larger net loss during the 2005 period compared to the 2004 period, plus

•	An increase in other assets during the 2005 period that was less than the increase during the 2004 period due to the 2004 period containing increases in grant funding receivable and prepaid expenses to a level that has not changed materially during subsequent periods, plus

•	An aggregate decrease in accounts payable and accrued liabilities during the 2005 period compared to an aggregate increase in accounts payable and accrued liabilities during the 2004 period due to variations in the timing of payments to vendors that is a function of the nature of vendors to whom we have obligations and variations in the terms of payment to them, less

•	Depreciation that increased in the 2005 period compared to the 2004 period due to acquisitions of property and equipment subsequent to the 2004 period, less

•	Compensation related to stock options that was relatively unchanged between periods due to there being no significant difference between the 2005 period as compared to the 2004 period in the number of stock options outstanding that give rise to this compensation expense, less

•	Amortization during the 2005 period of grant rights acquired for which there was no similar expense during the 2004 period since the rights being amortized arose in connection with our acquisition of Magnum in October 2004, less

•	An increase in deferred revenue during the 2005 period that was greater than the increase during the 2004 period due to (1) an increase in payments from third parties in advance of us performing work under agreements to provide manufacturing process development services for them and (2) an increase in funding received under research grants related to prepaid expenses for which the recognition of the expense and the related grant revenue is deferred to future periods.

     Net cash used in investing activities was $8.2 million for the 2005 period compared to $18.5 million for the 2004 period. This decrease was primarily due to a lower level of purchases and a higher level of maturities of short term investments during the 2005 period compared to the 2004 period. This change is due to investment activities during the 2005 period being more concentrated in government-backed securities with maturities of three months or less, which is determined by variations in the timing of the maturities of investments and our short-term needs for cash to conduct our operations.

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

     Net cash provided by financing activities was $440,000 during the 2005 period compared to net cash used in financing activities of $328,000 during the 2004 period. This change was due to:

•	Higher proceeds from sales of common stock due to a higher level of stock option exercises in the 2005 period compared to the 2004 period;

•	An increase in proceeds from notes payable in the 2005 period compared to the 2004 period due to additional financing obtained during the 2005 period for recent equipment acquisitions; and

•	A decrease in principal payments under notes payable and capital leases in the 2005 period compared to the 2004 period due to several capital lease obligations outstanding at the beginning of the 2004 period becoming fully paid during that period.

     We have an agreement with VirRx, which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:

•	During the quarter ended March 31, 2005, we purchased $150,000 of VirRx’s Series A Preferred Stock for cash. These purchases are recorded as research and development expense. We have agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter through January 1, 2006.

•	VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases.

•	Provided the collaboration and license agreement remains in place, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, Phase 2 and Phase 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. We have an option to purchase all outstanding shares of VirRx at any time until March 2007.

     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for April 1, 2005 through December 31, 2005:	$878
Total debt service due during the year ended December 31:
2006	1,051
2007	952
2008	693
2009	675
Thereafter	10,155

Total debt service payments	14,404
Less portion representing interest	(5,836)

Total principal balance at March 31, 2005	$8,568

Principal balance presented on the March 31, 2005 balance sheet as liabilities in these categories:
Current portion of notes payable	$606
Notes payable, net of current portion	7,962

Total principal balance at March 31, 2005	$8,568

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

April 1, 2005 through December 31, 2005	$220
Year ending December 31,
2006	242
2007	165
2008	149
2009	144
Thereafter	2,418

Total minimum lease payments under operating leases	$3,338

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

     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of March 31, 2005, we would have been obligated to make final payments totaling $200,000. Dr. Roth is one of our stockholders.

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

     We have generated operating losses since we began operations in June 1993. As of March 31, 2005, we had an accumulated deficit of approximately $123.6 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.

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

     Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) is effective for us beginning the first quarter of fiscal year 2006. This statement requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that our adoption of SFAS No. 123R will have a significant impact on our results of operations for 2005 and subsequent periods.

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

     In October 2004, we acquired all of the outstanding capital stock of Magnum Therapeutics Corporation (Magnum), a company owned by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately

252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares are held by an independent escrow agent for a period of one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement. Magnum’s primary asset is the right to receive funding under a research grant from the National Institutes of Health. Such grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

     We have relationships with Jack A. Roth, M.D., and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see the notes to our consolidated financial statements and the footnotes thereto as of December 31, 2004, and for the year then ended, included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.

     We believe the foregoing transactions with insiders were and are in our best interests and the best interests of our stockholders. However, the transactions may cause conflicts of interest with respect to those insiders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal government obligations. Investments are classified as held-to-maturity and are carried at amortized cost. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of March 31, 2005 would decrease our interest income by approximately $327,000 per year and approximately $82,000 per quarter.

     At March 31, 2005, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by the Audit Committee to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Except as set forth below, the services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
May 10, 2005	By:	/s/ James W. Albrecht, Jr.
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