Form 10-Q
period 2005-06-30
INTROGEN THERAPEUTICS INC
filed 2005-08-09
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐
     As of August 8, 2005, the registrant had 33,322,798 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	June 30,
	2004	2005
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,187	$6,671
Short term investments	7,993	20,056

Total cash, cash equivalents and short term investments	38,180	26,727
Prepaid expenses and other current assets	659	482

Total current assets	38,839	27,209
Property and equipment, net of accumulated depreciation of $10,983 and $11,786, respectively	7,277	6,671
Grant rights acquired	1,582	1,108
Other assets	359	344

Total assets	$48,057	$35,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,683	$2,161
Accrued liabilities	3,572	3,346
Deferred revenue	30	105
Current portion of notes payable	573	601

Total current liabilities	6,858	6,213
Notes payable, net of current portion	7,901	7,949
Deferred revenue, long-term	1,132	1,268

Total liabilities	15,891	15,430

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized of which 4,900 shares are undesignated and 100 shares are designated as Series A non-voting convertible shares; 100 Series A and zero shares issued and outstanding in 2004 and 2005, respectively	1	—
Common stock, $.001 par value per share; 100,000 shares authorized; 30,622 and 33,323 shares issued and outstanding in 2004 and 2005, respectively	30	33
Additional paid-in capital	149,652	150,517
Deferred compensation	(161)	—
Accumulated deficit	(117,356)	(130,648)

Total stockholders’ equity	32,166	19,902

Total liabilities and stockholders’ equity	$48,057	$35,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Contract services, grant and other revenue	$273	$336	$382	$845
Costs and expenses:
Research and development	5,948	5,700	10,243	10,939
General and administrative	2,147	2,006	3,591	3,816

Total operating expenses	8,095	7,706	13,834	14,755

Loss from operations	(7,822)	(7,370)	(13,452)	(13,910)
Interest income	59	193	126	377
Interest expense	(94)	(158)	(228)	(308)
Other income	306	274	556	549

Net loss	$(7,551)	$(7,061)	$(12,998)	$(13,292)

Net loss per share, basic and diluted	$(0.28)	$(0.23)	$(0.49)	$(0.43)

Shares used in computing basic and diluted net loss per share	26,607	31,182	26,587	30,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(12,998)	$(13,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647	803
Share-based payments	14	550
Amortization of grant rights acquired	—	474
Changes in assets and liabilities:
(Increase) decrease in other assets	(236)	191
Increase (decrease) in accounts payable	406	(522)
Increase (decrease) in accrued liabilities	1,234	(225)
Increase in deferred revenue	119	211

Net cash used in operating activities	(10,814)	(11,810)

Cash flows from investing activities:
Purchases of property and equipment	(120)	(197)
Purchases of short-term investments	(27,428)	(24,970)
Maturities of short-term investments	16,451	12,907

Net cash used in investing activities	(11,097)	(12,260)

Cash flows from financing activities:
Proceeds from sale of common stock	270	478
Proceeds from notes payable	668	438
Principal payments under notes payable and capital leases	(407)	(362)

Net cash provided by financing activities	531	554

Net decrease in cash	(21,380)	(23,516)
Cash and cash equivalents, beginning of period	36,397	30,187

Cash and cash equivalents, end of period	$15,017	$6,671

Supplemental disclosure of cash flow information:
Cash paid for interest	$228	$276

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Formation and Business of the Company
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of our business.
     We have not yet generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Presently, we earn minimal revenue from contract services activities, grants, interest income and rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. We do not expect to generate revenues from the commercial sale of products in the near future. We may never generate revenues from the commercial sale of products.
     Our research and development activities involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for and the ability to obtain additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of these factors and the related uncertainties, there can be no assurance of our future success.
2.    Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under United States generally accepted accounting principles for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and related footnotes as of December 31, 2004, and for the year then ended, included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2005.
3.    Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2005, includes the effects of the common stock issued in connection with the conversion of preferred stock to common stock discussed in Note 11.
4.    Stock-Based Compensation
     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” allows companies to adopt one of two methods for accounting for stock options. We have elected the method that requires disclosure only of stock-based compensation. Because of this election, we continue to account for our employee stock-based compensation plans using the intrinsic value method allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as clarified by Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the fair market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized ratably over the vesting period of each unit of stock-based compensation grant, generally four years. If the exercise price of the stock-based compensation grants is equal to the fair value of our stock on the date of grant, no compensation expense is recorded.
     In December 2004, SFAS 123R, “Share-Based Payment,” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires measurement of the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period of the award. A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on the instrument’s current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant date fair value of employee share options and similar instruments will be estimated using option pricing models adjusted for the unique characteristics of these instruments. We will be required to comply with SFAS 123R beginning the quarter ending March 31, 2006. We have not yet determined which fair-value method and transitional provision we will follow. We expect the adoption of SFAS 123R could have a significant impact on our results of operations. We do not expect such adoption to significantly impact our financial position or liquidity. See the table in the following paragraph for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.
     The fair value of options granted for all periods presented was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 3% to 6.25%; expected lives of ten years; no expected dividends; and volatility factors ranging from 62% to 107%. Had compensation expense been determined consistent with the provisions of SFAS No. 123, our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss, as reported	$(7,551)	$(7,061)	$(12,998)	$(13,292)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	415	46	415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(714)	(1,228)	(1,528)	(1,943)

Pro forma net loss	$(8,265)	$(7,874)	$(14,480)	$(14,820)

Loss per share:
Basic and Diluted — as reported	$(0.28)	$(0.23)	$(0.49)	$(0.43)

Basic and Diluted — pro forma	$(0.31)	$(0.25)	$(0.55)	$(0.48)

5.    Acquisition of Magnum Therapeutics Corporation
     In October 2004, we acquired all of the outstanding capital stock of Magnum Therapeutics Corporation (Magnum), a company owned prior to this acquisition by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares are held by an independent escrow agent for a period of one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement.
     Magnum’s primary asset is the right to receive funding under a grant from the National Institutes of Health. The grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue related to funding under this grant. During the three and six months ended June 30, 2005, we earned $145,000 and $410,000, respectively, of revenue related to funding under this grant. During the three and six months ended June 30, 2004, we earned no revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
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
6.    Intangible Assets
     Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum in October 2004 described in Note 5, are as follows (in thousands):

	December 31, 2004			June 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Asset Acquisition:
Acquired Grant Rights (22 month amortization period)	$1,741	$(159)	$1,582	$1,741	$(633)	$1,108

Ending Balance	$1,741	$(159)	$1,582	$1,741	$(633)	$1,108

     Research and development expense includes amortization of intangibles of $237,000 and $474,000 for the three and six months ended June 30, 2005. Since we had no intangibles on our balance sheet prior to October 2004, there was no amortization expense in the three or six month periods ended June 30, 2004. Estimated annual amortization expense for 2005 and 2006 is $949,000 and $633,000, respectively, and zero thereafter.
7.    Investment in VirRx, Inc.
     We have an agreement with VirRx, Inc. to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each fiscal quarter through January 1, 2006. We purchased $150,000 and $300,000 of this stock during the three and six month periods, respectively, ended June 30, 2005 and June 30, 2004. We record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
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
9.    Common Stock Grant
     Subsequent to December 31, 2004, options to purchase 95,200 shares of our common stock held by certain of our officers reached the end of their stated contractual ten year life, resulting in the expiration of the right to exercise those options. To provide those officers an economic equivalent to those expired options, we granted them 90,101 shares of our common stock in May 2005, of which 57,259 shares were issued to those officers and 32,842 shares were withheld by us in consideration for our payment on their behalf of approximately $249,000 of federal income, FICA and Medicare taxes. During the quarter ended June 30, 2005, we recorded compensation expense of approximately $664,000 in connection with this issuance of shares.
10.    Common Stock Purchase Warrant
     We have an agreement with a third party under which they will perform investor relations services on our behalf focusing on the sophisticated, global financial community. In consideration for these services, we will issue them a warrant to purchase up to 500,000 shares of our common stock. Under this warrant, if the average closing price of our common stock as reported on the NASDAQ National Market System, calculated over a period of 20 consecutive trading days (Average Closing Price), equals or exceeds $20.50 per share, 500,000 shares will vest. No shares will vest if the Average Closing Price does not reach $8.00 per share. The number of shares that may vest if the Average Closing Price reaches between $8.00 and $20.50 per share during the agreement term remains to be negotiated. To the extent vested, the warrant may be exercised during the period beginning two years after the date the warrant is issued and ending five years after the date the warrant is issued. The exercise price for vested shares will be $7.63 per share, which was the closing price of our common stock on the date of this agreement. This agreement continues until October 2005, after which time it is subject to continuing, automatic 30 day extensions unless terminated by either party.
     This agreement and any portion of this warrant not vested will expire upon the earlier of (a) 90 days after the date of the agreement or (b) upon notice from us within that 90 day period of our announcement of (i) a favorable action or decision by the United States Food and Drug Administration with respect to one or more of our product candidates or (ii) a partnering or collaboration agreement involving one or more of the our product candidates that is not arranged by the third party pursuant to a written mandate within that 90 day period.
     This agreement and warrant are not transferable without our consent. The agreement contains provisions prohibiting the warrant holder from engaging in short selling, hedging and risk shifting arrangements concerning our securities.
11.    London Stock Exchange
     In connection with our activities described in Note 10, we are evaluating the feasibility of listing our common stock on the London Stock Exchange (LSE), which would be in addition to the listing of our common stock on the NASDAQ National Market System in the United States. We believe an LSE listing would allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.
12.    Conversion of Preferred Stock to Common Stock
     In June 2005, the 100,000 issued and outstanding shares of our Series A, non-voting, convertible preferred stock were converted into 2,343,721 shares of our common stock. The preferred shares were cancelled and replaced by newly issued shares of our common stock. We received no cash or other consideration in connection with this conversion. After this conversion, we have 5,000,000 shares of authorized and unissued preferred shares, of which 4,900,000 shares are undesignated and 100,000 shares are designated as Series A, non-voting, convertible preferred shares.
13.    Investment in SR Pharma plc

     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma plc for approximately $3.0 million. SR Pharma plc is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange that is developing oncology and other products.
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
Product Development Overview
     Introgen Therapeutics, Inc. was incorporated in Delaware in 1993. We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted molecular therapies for the treatment of cancer and other diseases. We are developing product candidates to treat a wide range of cancers using non-integrating tumor suppressors, cytokines and molecular gene agents. These agents are designed to increase production of normal cancer-fighting proteins that act to overpower cancerous cells, stimulate immune activity and enhance conventional cancer therapies.
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
     Accordingly, we have submitted a SOPA request to the FDA Division of Cell and Gene Therapy proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer, based primarily on data from our Phase 2 clinical trials. We have further proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit existing new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer. Given that we have two ongoing Phase 3 clinical trials in head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials. We will also be exploring with the FDA whether its recently announced Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e. by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process.
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
     We have conducted multi-national, multi-site Phase 2 clinical trials of ADVEXIN therapy in 217 patients with recurrent squamous cell cancer of the head and neck treated previously with surgery, radiation or chemotherapy. In the combined analysis of these trials, the overall tumor growth control rate was 59%. Tumor growth control rate represents the percentage of treated tumors where there was disappearance of the tumor, shrinkage of the tumor or the absence of additional tumor growth beyond 25% of pre-treatment measurements. In approximately 10% of the treated lesions, there was either complete tumor regression or a reduction of tumor size greater than or equal to 50% of the pre-treatment size. We have been evaluating subpopulations of patients participating in these trials defined by various prognostic, medical and biological characteristics to provide refined targeting of ADVEXIN therapy. Analyses of the data from these patient subpopulations showed that the objective response rate (complete responses and partial responses) was 15% or greater. These findings, along with other data, are planned for presentation at future scientific meetings and for future publication in a peer-reviewed medical journal.
     We performed a Phase 2 clinical trial of ADVEXIN therapy combined with systemic chemotherapy for the treatment of breast cancer prior to surgery and a Phase 1 clinical trial using ADVEXIN therapy in patients with locally recurrent breast cancer involving the chest wall. In the breast cancer study of 12 women with very large tumors, the combination of ADVEXIN and chemotherapy resulted in objective clinical responses with greater than 50% tumor reduction in all patients and the ability to remove all of the tumors surgically. These data are better than the expected results with chemotherapy alone and were presented at the 2004 San Antonio Breast Cancer Symposium.
     We completed a Phase 2 clinical trial of ADVEXIN therapy administered as a complement to radiation therapy in non-small cell lung cancer. In the 19 patients who participated in the trial, combined ADVEXIN and radiation treatment resulted in 63% biopsy-proven complete responses at three months, which is approximately four times the expected rate using radiotherapy alone. The results of this study were published in Clinical Cancer Research.

     We performed a Phase 1/early Phase 2 clinical trial of ADVEXIN therapy for the treatment of advanced, unresectable, squamous cell esophageal cancer. Results of this trial in patients with esophageal cancer refractory to chemotherapy and radiation indicate three of the ten patients treated, or 30%, had significant symptomatic improvement in swallowing after receiving ADVEXIN therapy. The median survival of the patients treated with ADVEXIN therapy was approximately twelve months, which compared favorably to historical controls in which a median survival of less than ten months was observed for patients who did not respond to standard treatments. Six patients, or 60%, were still alive one year after beginning therapy. This clinical trial was performed at Chiba University in Japan.
     We are currently conducting additional Phase 1 and Phase 2 clinical trials of ADVEXIN therapy by itself and in combination with chemotherapy or radiation therapy in a variety of cancers. These additional clinical trials include:
•	A Phase 2 clinical trial of ADVEXIN therapy in squamous cell carcinoma of the oral cavity, or oropharynx, that can be removed surgically, to assess the feasibility, efficacy and safety of administering ADVEXIN therapy at the time of surgery for suppression of remaining tumor cells, followed by a combination of chemotherapy and radiation therapy.

•	A Phase 1/early Phase 2 clinical trial in which a mouthwash or oral rinse formulation of ADVEXIN therapy, which has been designated as INGN 234, is administered to prevent precancerous oral lesions from developing into cancerous lesions.
     We have completed other clinical trials of Advexin, including Phase 1 studies in prostate cancer and bronchoalveolar carcinoma. To date, clinical investigators at sites in North America, Europe and Japan have treated over 500 patients with ADVEXIN therapy, establishing a large safety database. Findings from several of our clinical trials have been published in Clinical Cancer Research, Proceedings of the American Society for Clinical Oncology as well as presented at numerous conferences, including the San Antonio Breast Cancer Conference in December 2004 and various meetings of the American Society of Clinical Oncology, the American Association for Cancer Research and the American Society of Gene Therapy.
     A growing body of data suggests ADVEXIN therapy demonstrates clinical activity in a variety of cancer indications. Safety data from our clinical trials suggest this activity may be achieved without the treatment-limiting side effects frequently associated with many other cancer therapies.
     Our clinical trials indicate ADVEXIN therapy is well tolerated as a monotherapy. The addition of ADVEXIN therapy to standard chemotherapy, surgery or radiation does not appear to increase the frequency or severity of side effects normally associated with these treatment regimens.
     Recent pre-clinical studies provide new insight into the molecular pathways by which the p53 gene, the active component of ADVEXIN therapy, kills tumor cells. These pre-clinical studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan and at The University of Texas M. D. Anderson Cancer Center and were published in a 2004 issue of Molecular Cancer Therapeutics. Other pre-clinical data suggest the enhanced therapeutic effects of a combination of ADVEXIN and Erbitux® therapies in an animal model of human non-small cell lung cancer. Other pre-clinical studies conducted by our collaborators at Wayne State University, the Karmanos Cancer Institute located in Detroit, Michigan and the University of California-Irvine, as published in a 2004 issue of The Laryngoscope, show that the combination of ADVEXIN therapy and docetaxel resulted in increased levels of programmed cell death in head and neck tumor cells. Two lung cancer patients, who were part of our ADVEXIN therapy studies program and who had recently celebrated their five-year survival anniversary, were featured in Conquest magazine, a publication of M. D. Anderson Cancer Center. In addition, a patient with recurrent head and neck cancer who achieved a complete tumor remission on ADVEXIN therapy continues to be disease-free for over six years while receiving repeated ADVEXIN treatments.
     We hold the worldwide rights for pre-clinical and clinical development, manufacturing, marketing and commercialization of ADVEXIN therapy.

   INGN 241 (mda-7)
     INGN 241 uses the mda-7 gene, a promising tumor suppressor gene that we believe, like p53, has broad potential to induce apoptosis or cell death in many types of cancer. We have combined the mda-7 gene product with our adenoviral gene delivery system to form INGN 241. Our pre-clinical trials have shown that the protein produced by INGN 241 suppresses the growth of many cancer cells, including those of the breast, lung, ovaries, colon, prostate and the central nervous system, while not affecting the growth of normal cells. Because INGN 241 kills cancer cells even if other tumor suppressor genes, including p53, are not functioning properly, it appears that mda-7 functions via a novel mechanism of tumor suppression.
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
     We have identified the molecular pathways by which mda-7, the active component of INGN 241, induces growth arrest and programmed cell death or apoptosis in cancer cells. Pre-clinical studies using lung cancer cells have demonstrated that the mda-7 protein binds to a critical cellular enzyme known as PKR. The binding of mda-7 to PKR is essential for the anti-cancer activity of INGN 241. The identification of this binding partner demonstrates a significant advancement in understanding how this therapeutic can be effective against cancer. Additional studies have identified bystander killing of pancreatic cancer cells by the mda-7 protein. Bystander killing involves the killing of neighboring pancreatic tumor cells by the mda-7 protein released from adjacent INGN 241 treated pancreatic cells.
     In pre-clinical studies, we have observed that the expression of mda-7 in ovarian cancer cells potently activates a cell death or apoptosic pathway regulated by the Fas signaling system. This activation resulted in significant increases in apoptosis and inhibition of cancer cell proliferation that were specific to cancer cells. These effects were not observed in normal ovarian tissue, supporting previous data that showed a cancer-selective effect of INGN 241. These data are reported in a recent issue of the medical journal Cancer Research.
     We have published the results of a pre-clinical study indicating INGN 241 may suppress the growth in vivo of non-small cell lung cancer through apoptosis in combination with anti-angiogenesis. The data demonstrate that INGN 241 can inhibit production of the VEGF protein, a potent inducer of angiogenesis, within lung cancer cells, which in turn inhibits tumor angiogenesis, a key requirement for tumor growth
     Pre-clinical work has demonstrated that administration of INGN 241 results in the development of systemic immune responses against tumor cells and suggests that INGN 241 could be used as a novel cancer vaccine. In pre-clinical studies, implantation of INGN 241-treated tumor cells into mice resulted in significant inhibition of tumor growth. Significantly, mice that were immunized with INGN 241-treated cells showed inhibition of tumor growth after a subsequent challenge with additional tumor cells.
     We have completed enrollment of a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial has indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. We have initiated a Phase 2 clinical trial using INGN 241 in patients with metastatic melanoma.
     Data from our Phase 1 trial of INGN 241 in patients with solid tumors, which was recently published in Molecular Therapy, demonstrate that direct injection of INGN 241 induced programmed cell death in 100% of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses (greater than or equal to 50% reduction in tumor size) in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of

T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.
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
     Findings and results arising from our development of INGN 241 have been published in the Journal of Leukocyte Biology, Molecular Therapy, Oncogene, Surgery, and International Immunopharmacolgy.
     We have an exclusive license to the mda-7 gene for our therapeutic applications from Corixa Corporation. Pre-clinical studies regarding the active component of INGN 241 have included research at The University of Texas M. D. Anderson Cancer Center and Columbia University.
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
     We are conducting a Phase 1/Phase 2 trial in collaboration with the Moffitt Cancer Center at the University of South Florida in patients with small-cell lung cancer. We are conducting a Phase 1/Phase 2 trial in patients with breast cancer in collaboration with the University of Nebraska. In both trials, INGN 225 is administered after the patients have been treated with standard chemotherapy.
     Interim results from the Phase 1/Phase 2 trial in patients with small-cell lung cancer who were previously treated with chemotherapy indicate that 67% of the evaluable patients in the study treated with INGN 225 had objective responses (greater than 50% tumor reduction) to subsequent chemotherapy. Historically the expected objective response rate in these patients to further chemotherapy is between 5% and 15%. We believe the data indicate INGN 225 may sensitize tumors to the effects of platinum and taxane chemotherapies. Of particular interest, patients with highly aggressive disease (termed platinum resistant) showed improved response rates and increased survival compared to historical controls. These findings are consistent with the results observed in lung and breast cancer patients treated with ADVEXIN therapy that increased the expected effects of cisplatin, taxane and doxorubicin chemotherapies. As platinum, taxanes and doxorubicin are among the most common types of cancer chemotherapies, these findings may have important implications for improving the efficacy of these widely utilized cancer treatments.
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
     Pre-clinical data suggest that INGN 401 may have utility as a monotherapy in lung cancer. We have observed significant inhibition of tumor growth in lung cancer animal models following INGN 401 monotherapy treatment when compared with untreated animals.
     INGN 401 has demonstrated synergistic activity with Gefitinib, a novel class of anti-cancer agents that decrease tumor growth by inhibiting growth factor receptors that promote tumor proliferation. While Gefitinib can produce dramatic responses in a small subset of lung cancer patients, most lung cancers are refractory to its effects. The data indicate nanoparticle delivery of INGN 401 can synergize with Gefitinib in killing lung tumor cells resistant to Gefitinib alone. Furthermore, in Gefitinib-sensitive tumors, INGN 401 delivery significantly enhanced anti-cancer activity.
     A Phase 1/early Phase 2 clinical trial is ongoing at M. D. Anderson Cancer Center testing INGN 401 in patients with advanced non-small cell lung cancer who have previously been treated with chemotherapy. Data and findings from our work to develop INGN 401 have been published in Cancer Gene Therapy and Cancer Research.
   INGN 402 and INGN 403 (nanoparticle formulations of p53 and mda-7, respectively)
     We are developing two nanoparticle formulations for systemic delivery. INGN 402 contains the p53 tumor suppressor gene and INGN 403 contains the mda-7 tumor suppressor gene, also known as interleukin 24 (IL-24). Early studies with these new nanoparticle drug candidates have demonstrated a good safety profile and promising anti-cancer activity in murine lung tumor models. Data from the mda-7 nanoparticle studies was published in DNA and Cell Biology.
   INGN 007 (replication-competent viral therapy)
     Through our strategic collaboration with VirRx, Inc. (VirRx), we are developing INGN 007, a replication-competent viral therapy in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a gene that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research.
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
     As a supplement to our gene-induced protein therapy product programs, we are evaluating the development of mebendazole, our first small molecule candidate, which we refer to as INGN 601, for treatment of cancer and other hyperproliferative diseases. The use of the mebendazole compound is approved by the FDA for the oral treatment of parasitic diseases. Pre-clinical work suggests that mebendazole may also be an effective treatment for cancer. The results of pre-clinical investigations involving mebendazole and lung cancer were published in Clinical Cancer Research and Molecular Cancer Therapeutics. We are working with M. D. Anderson Cancer Center to further evaluate this molecule as a cancer treatment.
     We believe our research and development expertise gained from our molecular therapies for cancer is also applicable to other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. As a result, we are conducting research in collaboration with medical institutions to understand the safety and effectiveness of our molecular therapy product candidates in the treatment of other diseases.
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
     Data published in DNA and Cell Biology highlight the potential utility of combining our nanoparticle delivery system with the mda-7 gene for the treatment of lung cancer. The data reported in this publication demonstrate that combining this innovative delivery system with the mda-7 gene results in potent anti-cancer effects and systemic tumor growth inhibition in an animal model of lung cancer. We believe combining potent anti-cancer genes, such as mda-7 or p53, with our nanoparticle delivery system could allow development of clinical strategies to attack metastatic cancers.
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
     We own and operate state-of-the-art, manufacturing facilities, including a commercial scale, validated manufacturing facility we believe complies with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We have produced numerous batches of ADVEXIN therapy clinical material for use in our Phase 1, 2 and 3 clinical trials. The design and processes of the facility used for ADVEXIN therapy production have been reviewed with the FDA. We plan to use our facilities for the market launch of ADVEXIN therapy. We also use our facilities to produce INGN 241 and other investigative materials for use in clinical trials of those product candidates.
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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, other product candidates. At June 30, 2005, we had an accumulated deficit of $130.6 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At June 30, 2005, we had cash, cash equivalents and short-term investments of $26.7 million. During the six months ended June 30, 2005, we used $11.8 million of cash and cash equivalents for operating activities. In addition, we used $197,000 for purchases of property and equipment and $362,000 for principal payments on notes payable to support those activities. These uses of cash were offset by the receipt of $438,000 under notes payable to finance equipment acquisitions and by the receipt of $478,000 from sales of common stock resulting from stock option exercises. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. Currently, we earn revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.
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
     Magnum’s primary asset is the right to receive funding under a grant from the National Institutes of Health. The grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue related to funding under this grant. During the three and six months ended June 30, 2005, we earned $145,000 and $410,000, respectively, of revenue related to funding under this grant. During the three and six months ended June 30, 2004, we earned no revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
     The results of Magnum’s operations are included with those of the Company for the period subsequent to the October 2004 acquisition date. Since Magnum is a development stage company, this acquisition is accounted for as an asset acquisition and not a business combination.
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
   London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the London Stock Exchange (LSE), which would be in addition to the listing of our common stock on the NASDAQ National Market System in the United States. We believe an LSE listing would allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.
   Preferred Stock Conversion
     In June 2005, the 100,000 issued and outstanding shares of our Series A, non-voting, convertible preferred stock were converted into 2,343,721 shares of our common stock. The shares of preferred stock were cancelled and replaced by newly issued shares of our common stock. We received no cash or other consideration in connection with this conversion. After this conversion, we have 5,000,000 shares of authorized and unissued preferred shares, of which 4,900,000 shares are undesignated and 100,000 shares are designated as Series A, non-voting, convertible preferred shares.
   Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma plc for approximately $3.0 million. SR Pharma plc is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange that is developing oncology and other products.

   Research Grants
     We have a Small Business Technology Transfer grant from the National Cancer Institute to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. Provided we perform the work and incur the costs contemplated by this grant, it will provide up to $1.0 million of aggregate funding in future periods during the course of this clinical trial to evaluate the efficacy and biologic activity of INGN 241 in this indication.
     Magnum, our wholly-owned subsidiary, has a Small Business Innovation Research grant from the National Institutes of Health for the development of complementary adenoviral vectors for the treatment of cancer. Provided we perform the work and incur the costs contemplated by this grant, it will provide up to $768,000 of aggregate funding in future periods.
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
Results of Operations
   Comparison of Quarters Ended June 30, 2005 and June 30, 2004

     In the following comparison of quarters ended June 30, 2005, and June 30, 2004, references to the 2005 period refer to the three months ended June 30, 2005, and references to the 2004 period refer to the three months ended June 30, 2004.
   Revenues
     Contract Services, Grant and Other Revenue. For the 2005 period, we earned revenues from (a) research grants from U.S. Government agencies and (b) third parties under agreements to provide manufacturing process development and product production services for them. In the 2004 period, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis, one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. Total contract services, grant and other revenue was $336,000 for the 2005 period compared to $273,000 for the 2004 period, an increase of 23%. This increase was primarily due to (1) revenue earned under the Small Business Innovation Research grant held by Magnum, our wholly-owned subsidiary, as a result of our acquisition of Magnum in October 2004, which is revenue we did not earn in the 2004 period and (2) increased contract services revenues from third parties under agreements to provide manufacturing process development and product production services for them.
   Costs and Expenses
     Research and Development. Research and development expenses were $5.7 million for the 2005 period, compared to $5.9 million for the 2004 period. These expenses included share-based payments expense of $396,000 in the 2005 period and zero in the 2004 period. This 3% decrease in research and development expenses was a result of lower costs in the 2005 period compared to the 2004 period related to our ongoing work on the Biologics License Application (BLA) for ADVEXIN therapy for filing with the FDA as a result of the 2004 period, including certain activities related to the initial stages of the BLA preparation that were not repeated in the 2005 period. These lower costs were partially offset by (1) increased manufacturing and process development costs in the 2005 period compared to the 2004 period as we continued to develop our manufacturing operations in support of the BLA for ADVEXIN therapy and in support of the production of clinical materials for use in clinical trials for our ADVEXIN therapy and other product candidates and (2) higher share-based payments expense in the 2005 period compared to the 2004 period which increased for the reasons discussed below under “Share-Based Payments Expense.”
     General and Administrative. General and administrative expenses were $2.0 million for the 2005 period compared to $2.1 million for the 2004 period. These expenses included share-based payments expense of $315 , 000 in the 2005 period and $8,000 in the 2004 period. This 5% decrease in general and administrative expenses was due to (1) an overall decrease in the amount of general and administrative support required to operate our business, which is consistent with the decrease in research and development expenses described above, and (2) decreased costs related to securities offerings not pursued to completion in the 2005 period compared to the 2004 period. These decreases were partially offset by higher share-based payments expense, which increased for the reasons discussed below under “Share-Based Payments Expense.”
     Share-Based Payments Expense. Share-based payments expense was $711,000 for the 2005 period compared to $8,000 for the 2004 period. The share-based payments expense for the 2005 period includes $415,000 of stock-based employee compensation expense, $249,000 of federal taxes related to the common stock grants discussed in Note 9 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above and $47,000 related to non-employee stock compensation expense. The 87% increase in this expense was primarily due to (1) the grant of shares of our common stock to certain officers in the 2005 period (for which there was no similar transaction during the 2004 period) as a result of the expiration of certain of their stock options as discussed in Note 9 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above and (2) increased expense related to certain stock options granted to non-employees in the 2004 period (for which there was no similar transaction during the 2005 period) as a result of the market price of our common stock being generally higher during the 2005 period than during the 2004 period.
     See Note 4 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of our application of Statement of Financial Accounting Standards (SFAS) No. 123,

“Accounting for Stock-Based Compensation” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”
     In addition to the future effects of our adoption of SFAS No. 123R, the amount of share-based payments expense we record in future periods may increase if, for example, (1) we issue additional options to purchase shares of our common stock at a price below the market price of common stock on the grant date of such options, (2) the market value of our common stock increases or (3) additional options are granted to individuals or entities other than employees or directors.
   Interest Income, Interest Expense and Other Income
     Interest income was $193,000 for the 2005 period compared to $59,000 for the 2004 period, an increase of 227%. This increase was primarily due to (1) an increase in our short-term investments versus cash and cash equivalents, (2) a higher average balance of cash and cash equivalents in the 2005 period compared to the 2004 period and (3) higher interest rates earned on our invested funds during the 2005 period compared to the 2004 period.
     Interest expense was $158,000 for the 2005 period compared to $94,000 for the 2004 period, an increase of 68%. This increase was primarily due to additional borrowings subsequent to the 2004 period to finance equipment acquisitions.
     Other income was $274,000 for the 2005 period compared to $306,000 for the 2004 period, a decrease of 10%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center. This decrease was due to normal variations in the amount and timing of our billing to this lessee of the portion of the operating expenses of our facilities they are required to pay.
   Comparison of the Six Months Ended June 30, 2005 and June 30, 2004
     In the following comparison of the six months ended June 30, 2005, and June 30, 2004, references to the 2005 period refer to the six months ended June 30, 2005 and references to the 2004 period refer to the six months ended June 30, 2004.
   Revenues
     Contract Services, Grant and Other Revenue. For the 2005 period, we earned revenues from (a) research grants from U.S. Government agencies and (b) third parties under agreements to provide manufacturing process development and product production services for them. In the 2004 period, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis, one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. Total contract services, grant and other revenue was $845,000 for the 2005 period compared to $382,000 for the 2004 period, an increase of 121%. This increase was primarily due to (1) revenue earned under the Small Business Innovation Research grant held by Magnum, our wholly-owned subsidiary, as a result of our acquisition of Magnum in October 2004, which is revenue we did not earn in the 2004 period and (2) increased contract services revenues from third parties under agreements to provide manufacturing process development and product production services for them.
   Costs and Expenses
     Research and Development. Research and development expenses were $10.9 million for the 2005 period, compared to $10.2 million for the 2004 period. These expenses included share-based payments expense of $396,000 in the 2005 period and $44,000 in the 2004 period. This 7% increase in research and development expenses was a result of (1) increased manufacturing and process development costs in the 2005 period compared to the 2004 period as we continued to develop our manufacturing operations in support of the BLA for ADVEXIN therapy and in support of the production of clinical materials for use in clinical trials for our ADVEXIN therapy and other product candidates and (2) higher share-based payments expense in the 2005 period compared to the 2004 period, which increased for the reasons discussed below under “Share-Based Payments Expense.”

     General and Administrative. General and administrative expenses were $3.8 million for the 2005 period compared to $3.6 million for the 2004 period. These expenses included share-based payments expense of $403,000 in the 2005 period and $47,000 in the 2004 period. This 6% increase in general and administrative expenses was due to higher share-based payments expense, which increased for the reasons discussed below under “Share-Based Payments Expense,” offset by decreased costs related to securities offerings not pursued to completion in the 2005 period compared to the 2004 period.
     Share-Based Payments Expense. Share-based payments expense was $799,000 for the 2005 period compared to $91,000 for the 2004 period. The share-based payments expense for the 2005 period includes $415,000 of stock-based employee compensation expense, $249,000 of federal taxes related to the common stock grants discussed in Note 9 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above and $135,000 related to non-employee stock compensation expense. The 778% increase in this expense was primarily due to (1) the grant of shares of our common stock to certain officers in the 2005 period (for which there was no similar transaction during the 2004 period) as a result of the expiration of certain of their stock options as discussed in Note 9 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above and (2) increased expense related to certain stock options granted to non-employees in the 2004 period (for which there was no similar transaction during the 2005 period) as a result of the market price of our common stock being generally higher during the 2005 period than during the 2004 period.
     See Note 4 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of our application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”
     In addition to the future effects of our adoption of SFAS No. 123R, the amount of share-based payments expense we record in future periods may increase if, for example, (1) we issue additional options to purchase shares of our common stock at a price below the market price of common stock on the grant date of such options., (2) the market value of our common stock increases or (3) additional options are granted to individuals or entities other than employees or directors.
   Interest Income, Interest Expense and Other Income
     Interest income was $377,000 for the 2005 period compared to $126,000 for the 2004 period, an increase of 199%. This increase was primarily due to (1) an increase in our short-term investments versus cash and cash equivalents, (2) a higher average balance of cash and cash equivalents in the 2005 period compared to the 2004 period and (3) higher interest rates earned on our invested funds during the 2005 period compared to the 2004 period.
     Interest expense was $308,000 for the 2005 period compared to $228,000 for the 2004 period, an increase of 35%. This increase was primarily due to additional borrowings subsequent to the 2004 period to finance equipment acquisitions.
     Other income was $549,000 for the 2005 period compared to $556,000 for the 2004 period, a decrease of 1%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center. This decrease was due to normal variations in the amount of our billing to this lessee of the portion of the operating expenses of our facilities they are required to pay.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2005 period refer to the six months ended June 30, 2005 and references to the 2004 period refer to the six months ended June 30, 2004.

     We have incurred annual operating losses since our inception, and at June 30, 2005 we had an accumulated deficit of $130.6 million. From inception through June 30, 2005 we have financed our operations primarily from the following sources:
•	$49.7 million of collaborative research and development payments from Aventis;
•	$41.4 million of equity sales in December 2003 and December 2004 through registered direct offerings under a shelf registration filed with the Securities and Exchange Commission;
•	$39.4 million of private equity sales to Aventis;
•	$32.2 million of net proceeds from our initial public offering in October 2000;
•	$26.6 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003);
•	$17.2 million from contract services, grants, interest and other income;
•	$9.9 million in mortgage financing from banks for our facilities;
•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and
•	$5.5 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.
     At June 30, 2005, we had cash, cash equivalents and short-term investments of $26.7million, compared to $38.2 million at December 31, 2004. Cash and cash equivalents constituted $6.7 million and $30.2 million of these amounts at June 30 2005 and December 31, 2004, respectively. This decrease in cash and cash equivalents at June 30, 2005 as compared to December 31, 2004 was due to activity during the six months ended June 30, 2005, that included (1) $11.8 million used in operating activities, (2) $12.3 million used by investing activities and (3) $554,000 provided by financing activities. We expect to continue to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis related to those trials, preparing regulatory documentation submissions to the FDA, producing ADVEXIN therapy and other clinical materials for use in our clinical trials and conducting pre-marketing activities for ADVEXIN therapy. We expect to continue our research and development of various other gene-based technologies. If ADVEXIN therapy or any of our other product candidates are approved for commercial sale by the FDA, we expect to conduct activities supporting the marketing, sales, production and distribution of those products, either ourselves or in collaboration with other parties. The majority of our expenditures for the foreseeable future will most likely be for these activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the six months ended June 30, 2005. We believe our existing working capital can fund our operations for the next 15 to 18 months, although we may have to make adjustments to the scope of operations to achieve that objective, and unforeseen events could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
     Net cash used in operating activities was $11.8 million for the 2005 period compared to $10.8 million for the 2004 period. This increase was due to:
•	A larger net loss during the 2005 period compared to the 2004 period, plus
•	An aggregate decrease in accounts payable and accrued liabilities during the 2005 period compared to an aggregate increase in accounts payable and accrued liabilities during the 2004 period due to variations in the timing of payments to vendors that is a function of the nature of vendors to whom we have obligations and variations in the terms of payment to them;

     With the sum of the above items offset by:
•	Depreciation that increased in the 2005 period compared to the 2004 period due to acquisitions of property and equipment subsequent to the 2004 period;
•	Share-based payments expense that increased in the 2005 period compared to the 2004 period for the reasons discussed above under “Comparison of the Six Months Ended June 30, 2005 and June 30, 2004”;
•	Amortization of grant rights acquired during the 2005 period for which there was no similar expense during the 2004 period since the rights being amortized arose in connection with our acquisition of Magnum in October 2004;
•	A decrease in other assets during the 2005 period compared to an increase in other assets during the 2004 period due to (1) a prepayment of certain expenses in the 2004 period that did not occur in the 2005 period and (2) a decrease in federal grant funding receivable during the 2005 period compared to an increase in federal grant funding receivable during the 2004 period due to the receipt in the 2005 period of grant funding earned during that period whereas grant funding earned during the 2004 period was received in subsequent periods; and
•	An increase in deferred revenue during the 2005 period that was greater than the increase during the 2004 period due to (1) an increase in payments from third parties in advance of us performing work under agreements to provide manufacturing process development services for them and (2) an increase in funding received under research grants related to prepaid expenses for which the recognition of the expense and the related grant revenue is deferred to future periods.
     Net cash used in investing activities was $12.3 million for the 2005 period compared to $11.1 million for the 2004 period. This increase was primarily due to (1) a higher level of equipment purchases in the 2005 period compared to the 2004 period, primarily in support of the continuing development of our manufacturing activities, and (2) a higher level of net activity in purchases and maturities of short-term investments in the 2005 period compared to the 2004 period due to a higher concentration of investing activity in government-backed securities with longer maturities in the 2005 period as a result of the availability for investing of the proceeds from our sale of common stock in December 2004.
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
     Net cash provided by financing activities was $554,000 during the 2005 period compared to $531,000 during the 2004 period. This change was due to:
•	Higher proceeds from sales of common stock due to a higher level of stock option exercises in the 2005 period compared to the 2004 period;
•	A decrease in proceeds from notes payable in the 2005 period compared to the 2004 period due to the amendment of a mortgage note in the 2004 period, as discussed in the ”Financial Overview” section above, resulting in additional financing greater than that obtained during the 2005 period for recent equipment acquisitions; and
•	A decrease in principal payments under notes payable and capital leases in the 2005 period compared to the 2004 period due to several capital lease obligations outstanding at the beginning of the 2004 period becoming fully paid during that period.

     We have an agreement with VirRx, which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:
•	During the six months ended June 30, 2005, we purchased $300,000 of VirRx’s Series A Preferred Stock for cash. These purchases are recorded as research and development expense. We have agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter through January 1, 2006.
•	VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases.
•	Provided the collaboration and license agreement remains in place, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, Phase 2 and Phase 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. We have an option to purchase all outstanding shares of VirRx at any time until March 2007.
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for July 1, 2005 through December 31, 2005:	$587
Total debt service due during the year ended December 31:
2006	1,118
2007	1,018
2008	721
2009	675
Thereafter	10,155

Total debt service payments	14,274
Less portion representing interest	(5,724)

Total principal balance at June 30, 2005	$8,550

Principal balance presented on the June 30, 2005 balance sheet as liabilities in these categories:
Current portion of notes payable	$601
Notes payable, net of current portion	7,949

Total principal balance at June 30, 2005	$8,550

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with generally accepted accounting principles. We make total annual rent payments of at least $144,000 under this lease which will continue until the expiration of the initial term of this lease in September 2026. Such payments are subject to adjustment in the future for inflation. Future minimum annual rental payments due under all operating leases, including a lease for office space currently being negotiated that we intend to enter into, are as follows (in thousands):

July 1, 2005 through December 31, 2005	$205
Year ending December 31,
2006	337
2007	260
2008	219

2009	144
Thereafter	2,418

Total minimum lease payments under operating leases	$3,583

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
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $200,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of June 30, 2005, we would have been obligated to make final payments totaling $200,000. Dr. Roth is one of our stockholders.
     We have a consulting agreement with the placement agent and investment advisor who assisted us with the sale of our common stock in December 2004. We will pay them a fee of $25,000 per month through November 2005 in consideration for their ongoing assistance with business development and financial matters.
     We sublease a portion of our facilities to M.D. Anderson Cancer Center under a lease with a non-cancelable term that expires in 2009. M.D. Anderson Cancer Center is obligated to pay us rent and facilities operating expense reimbursements of approximately $94,000 per month until February 2006 and $29,000 per month thereafter.
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
     Despite the initiation of the BLA process for ADVEXIN therapy under the FDA’s accelerated approval regulations, the FDA could determine that accelerated approval is not warranted and that a traditional BLA filing must be made. Such a determination could delay regulatory approval. Additionally, accelerated approval of an application could be subject to Phase 4 or post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies could cause the product to be withdrawn from the market by the FDA on an expedited basis.
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
     We have generated operating losses since we began operations in June 1993. As of June 30, 2005, we had an accumulated deficit of approximately $130.6 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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

     We expect we will fund our operations over approximately the next 15 to 18 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, under various circumstances, including if we experience:
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
     Through our exclusive license from The University of Texas System for technology developed at M. D Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued us a United States patent for our adenovirus production technology as well as a related patent for purified adenoviral compositions. We also control, through licensing arrangements, four issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, two issued United States patents covering the use of adenoviral p53 in cancer therapy, one issued United States patent covering adenoviral p53 as a product, one issued United States patent covering the core DNA of adenoviral p53, one issued patent covering pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as three patents covering our mda-7 technology. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party is attempting to provoke an interference with one of our patents directed to adenoviral p53 therapy. We do not at present know the identity of this party and cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.
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
     We have recently been involved in patent opposition proceedings before the EPO, in which we have sought to have the EPO revoke three different European patents owned or controlled by Canji/Schering-Plough. These European patents relate to the use of a p53 gene, or the use of tumor suppressor genes, in the preparation of therapeutic products. In one opposition involving a Canji European patent directed to the use of a tumor suppressor gene, the EPO revoked the European patent in its entirety in a final, non-appealable decision. In the second opposition, involving a patent that is directed to therapeutic and other applications of the p53 gene and that is owned by Johns Hopkins and, we understand, controlled by Schering-Plough, the EPO recently revoked the patent in its entirety. The patent owner has appealed this decision and a final hearing before the EPO Technical Board of Appeals was held in June 2005, at which time the Technical Board of Appeals confirmed the final revocation of all claims of this patent relevant to clinical therapeutic applications of the p53 gene. In a third case involving the use of a p53 gene, the European patent at issue was initially upheld, but finally revoked in a hearing held in late April 2004.
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
     We compete with pharmaceutical and biotechnology companies, including Canji, Inc. and Genvec, Inc., which are pursuing forms of treatment similar to ours for the diseases ADVEXIN therapy and our other product candidates target. We are aware Canji, with its parent Schering-Plough, has in the past been involved in research and/or development of adenoviral p53 products and has numerous patents and patent applications relating to adenoviral p53 therapy. We understand Schering-Plough has stopped its adenoviral p53 clinical trials, and it is unknown whether these parties are continuing their adenoviral p53 research and/or development efforts. We are also aware that a Chinese pharmaceutical company, SiBioNo GeneTech, Inc., has recently announced it has received regulatory approval from the Chinese drug regulatory agency to market an adenoviral p53 product only in China. We control an issued Chinese patent covering adenoviral p53, and a number of pending Chinese applications directed to p53 therapy and adenoviral production. We understand enforcement of patents in China is unpredictable and we do not know if monetary damages could be recovered from SiBioNo GeneTech if its product infringes our patent or patent applications. Patent enforcement and respect of international patent standards, rules and laws have not historically been a key characteristic of the Chinese government and patent system. Further, geopolitical developments, including trade and tariff disputes between the government of China and the United States Department of Commerce could add additional uncertainty to any effort to enforce patents, recover damages, if any, or engage in the sales and marketing of patented or non-patented products in China. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop or acquire their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.
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
     Our current manufacturing facilities have not yet been subject to a Pre-Approval Inspection by the FDA or other global regulatory authorities. Failure to pass Pre-Approval Inspections may significantly delay approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facilities to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy, INGN 241 or any other product candidates would be significantly hampered, and our pre-clinical testing, clinical trials and commercialization efforts would be delayed.
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
     Dr. John N. Kapoor, the Chairman of our Board of Directors, is also associated with EJ Financial Enterprises, Inc., a health care investment firm that is wholly owned by him, and therefore may have conflicts of interest in allocating his time among us and his other business activities, and he may have legal obligations to multiple entities. We have entered into a consulting agreement with EJ Financial. The consulting agreement provides we will pay EJ Financial $175,000 per year for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.
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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal government obligations. Investments are classified as held-to-maturity and are carried at amortized cost. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of June 30, 2005 would decrease our interest income by approximately $267,000 per year and approximately $67,000 per quarter.
     At June 30, 2005, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     We do not believe that the outcome of any present, or all litigation in the aggregate, other than our opposition of a European patent controlled by Canji discussed under “Risk Factors,” will have a material effect on our business. You can read the discussion of our opposition of the patents under “Risk Factors.”
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
Item 6.   Exhibits.

Exhibit
Number		Description of Document

10.50	—	Letter Agreement dated April 20, 2005 by and between Introgen Therapeutics, Inc. and Suiter Limited

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.50	—	Letter Agreement dated April 20, 2005 by and between Introgen Therapeutics, Inc. and Suiter Limited

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002