Form 10-Q
period 2005-09-30
INTROGEN THERAPEUTICS INC
filed 2005-11-09
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005, the registrant had 37,130,176 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,187	$10,621
Short term investments	7,993	7,985

Total cash, cash equivalents and short term investments	38,180	18,606
Marketable securities	—	4,023
Prepaid expenses and other current assets	659	338

Total current assets	38,839	22,967
Property and equipment, net of accumulated depreciation of $10,983 and $12,201, respectively	7,277	6,565
Grant rights acquired	1,582	870
Other assets	359	334

Total assets	$48,057	$30,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,683	$2,223
Accrued liabilities	3,572	3,378
Deferred revenue	30	258
Current portion of notes payable	573	665

Total current liabilities	6,858	6,524
Notes payable, net of current portion	7,901	7,946
Deferred revenue, long-term	1,132	1,336

Total liabilities	15,891	15,806

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized of which 4,900 shares are undesignated and 100 shares are designated as Series A non-voting convertible shares; 100 and zero Series A shares issued and outstanding in 2004 and 2005, respectively	1	—
Common stock, $.001 par value per share; 100,000 shares authorized; 30,622 and 33,462 shares issued and outstanding in 2004 and 2005, respectively	30	33
Additional paid-in capital	149,652	150,640
Deferred compensation	(161)	—
Accumulated deficit	(117,356)	(136,712)
Accumulated other comprehensive income	—	969

Total stockholders’ equity	32,166	14,930

Total liabilities and stockholders’ equity	$48,057	$30,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Contract services, grant and other revenue	$209	$398	$592	$1,243
Costs and expenses:
Research and development	5,734	5,090	15,977	16,029
General and administrative	1,710	1,657	5,302	5,473

Total operating expenses	7,444	6,747	21,279	21,502

Loss from operations	(7,235)	(6,349)	(20,687)	(20,259)
Interest income	70	161	196	538
Interest expense	(125)	(153)	(353)	(461)
Other income	269	277	825	826

Net loss	$(7,021)	$(6,064)	$(20,019)	$(19,356)

Net loss per share, basic and diluted	$(0.26)	$(0.18)	$(0.75)	$(0.61)

Shares used in computing basic and diluted net loss per share	26,703	33,394	26,626	31,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(20,019)	$(19,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	999	1,218
Share-based compensation	148	550
Amortization of grant rights acquired	—	712
Other	—	10
Changes in assets and liabilities:
(Increase) decrease in other assets	(16)	346
Increase (decrease) in accounts payable	733	(460)
Increase (decrease) in accrued liabilities	2,175	(194)
Increase in deferred revenue	172	432

Net cash used in operating activities	(15,808)	(16,742)

Cash flows from investing activities:
Purchases of property and equipment	(787)	(506)
Purchases of short-term investments	(32,997)	(26,908)
Maturities of short-term investments	23,924	26,916
Purchase of marketable securities	—	(3,041)

Net cash used in investing activities	(9,860)	(3,539)

Cash flows from financing activities:
Proceeds from sale of common stock	596	601
Proceeds from notes payable	876	655
Principal payments under notes payable and capital leases	(470)	(518)

Net cash provided by financing activities	1,002	738

Effect of exchange rate changes on cash	—	(23)

Net decrease in cash	(24,666)	(19,566)
Cash and cash equivalents, beginning of period	36,397	30,187

Cash and cash equivalents, end of period	$11,731	$10,621

Supplemental disclosure of cash flow information:
Cash paid for interest	$331	$424

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Formation and Business of the Company
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of our business.
     We have not yet generated any significant revenues from unaffiliated third parties, nor is there any assurance of future product revenues. Presently, we earn minimal revenue from contract services activities, grants, interest income and rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. We do not expect to generate revenues from the commercial sale of our products in the near future. We may never generate revenues from the commercial sale of our products.
     Our research and development activities involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for and the ability to obtain additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of these factors and the related uncertainties, there can be no assurance of our future success.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under United States generally accepted accounting principles for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and related footnotes as of December 31, 2004, and for the year then ended, included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2005.
3. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Due to losses incurred in all periods presented, the shares associated with stock options, warrants and non-voting convertible preferred stock are not included because they are anti-dilutive. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2005, includes the effects of the common stock issued in connection with the conversion of preferred stock to common stock discussed in Note 12.
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
     In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires measurement of the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period of the award. A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on the instrument’s current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant date fair value of employee share options and similar instruments will be estimated using option pricing models adjusted for the unique characteristics of these instruments.
     We will be required to comply with SFAS No. 123R for the annual reporting period beginning January 1, 2006. We have not yet determined which fair-value method and transitional provision we will follow. We expect the adoption of SFAS No. 123R could have a significant impact on our results of operations. We do not expect such adoption to significantly impact our financial position or liquidity. See the table in the following paragraph for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     The fair value of options granted for all periods presented was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 3% to 6.75%; expected lives of ten years; no expected dividends; and volatility factors ranging from 62% to 107%. Had compensation expense been determined consistent with the provisions of SFAS No. 123, our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net loss, as reported	$(7,021)	$(6,064)	$(20,019)	$(19,356)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	46	415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(616)	(1,260)	(2,087)	(3,205)

Pro forma net loss	$(7,637)	$(7,324)	$(22,060)	$(22,146)

Loss per share:
Basic and Diluted — as reported	$(0.26)	$(0.18)	$(0.75)	$(0.61)

Basic and Diluted — pro forma	$(0.29)	$(0.22)	$(0.83)	$(0.70)

5. Acquisition of Magnum Therapeutics Corporation
     In October 2004, we acquired all of the outstanding capital stock of Magnum Therapeutics Corporation (Magnum), a company owned prior to this acquisition by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares are held by an independent escrow agent for a period of approximately one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement.
     Magnum’s primary asset is the right to receive funding under a grant from the National Institutes of Health. The grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue related to funding under this grant. During the three and nine months ended September 30, 2005, we earned $302,000 and $711,000, respectively, of revenue related to funding under this grant. During the three and nine months ended September 30, 2004, we earned no revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
     The results of Magnum’s operations have been included with those of the Company for the period subsequent to the acquisition date. Since Magnum was a development stage company at the time we acquired it, this acquisition was accounted for as an asset acquisition and not as a business combination. Substantially all of the purchase consideration was allocated to acquired grant rights described further in Note 6.
6. Intangible Assets
     Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum in October 2004 described in Note 5, are as follows (in thousands):

	December 31, 2004			September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Asset Acquisition:
Acquired Grant Rights (22 month amortization period)	$1,741	$(159)	$1,582	$1,741	$(871)	$870

Ending Balance	$1,741	$(159)	$1,582	$1,741	$(871)	$870

     Research and development expense includes amortization of intangibles of $237,000 and $712,000 for the three and nine months ended September 30, 2005, respectively. Since we had no intangibles on our balance sheet prior to October 2004, there was no amortization expense in the three or nine month periods ended September 30, 2004. Estimated annual amortization expense for 2005 and 2006 is $949,000 and $633,000, respectively, and zero thereafter.
7. Investment in VirRx, Inc.
     We have an agreement with VirRx, Inc. (VirRx) to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each fiscal quarter through January 1, 2006. We purchased $150,000 and $450,000 of this stock during the three and nine month periods, respectively, ended September 30, 2005 and September 30, 2004. We record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46®, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
8. Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma plc (SR Pharma) for approximately $3.0 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products. This investment is classified as marketable securities on our balance sheet. Marketable securities are classified as

“available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss).
9. Notes Payable
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
10. Common Stock Grant to Officers
     In March 2005 and April 2005, options to purchase 95,200 shares of our common stock held by certain of our officers reached the end of their stated contractual ten year life, resulting in the expiration of the right to exercise those options. To provide those officers an economic equivalent to those expired options, we granted them an aggregate of 90,101 shares of our common stock in May 2005, of which 57,259 shares were issued to those officers and 32,842 shares were withheld by us in consideration for our payment on their behalf of approximately $249,000 of federal income taxes. During the three and nine months ended September 30, 2005, we recorded compensation expense of zero and approximately $664,000, respectively, in connection with this issuance of shares.
     In September 2005, an option to purchase 96,000 shares of our common stock held by one of our officers reached the end of its stated contractual ten year life, resulting in the expiration of the right to exercise the option. To provide the officer an economic equivalent to the expired option, we granted him 88,261 shares of our common stock subsequent to September 30, 2005, of which 56,090 shares were issued to the officer and 32,171 shares were withheld by us in consideration for our payment on his behalf of approximately $156,000 of federal income taxes. During the quarter ending December 31, 2005, we anticipate recording compensation expense of approximately $434,000 in connection with this issuance of shares.
     Our insider trading policy restricts sales of our common stock by our officers and employees. Accordingly, the expiring options described above could not be exercised pursuant to a cashless exercise program prior to their respective expiration dates due to these insider trading restrictions.
11. Common Stock Purchase Warrant
     We previously had an agreement with a third party under which they were to perform investor relations services on our behalf focusing on the sophisticated, global financial community. That agreement provided for us to issue this third party a warrant to purchase up to 500,000 shares of our common stock under certain circumstances. We have cancelled this agreement in accordance with its terms and have no obligation to issue this stock purchase warrant.
12. Conversion of Preferred Stock to Common Stock
     In June 2005, the 100,000 issued and outstanding shares of our Series A non-voting convertible preferred stock were converted into 2,343,721 shares of our common stock. The preferred shares were cancelled and replaced by newly issued shares of our common stock. We received no cash or other consideration in connection with this conversion. After this conversion, we have 5,000,000 shares of authorized and unissued preferred shares, of which 4,900,000 shares are undesignated and 100,000 shares are designated as Series A non-voting convertible preferred shares.
13. Accumulated Other Comprehensive Income or Loss
     Accumulated other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Accumulated comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net loss	$(7,021)	$(6,064)	$(20,019)	$(19,356)
Foreign currency translation adjustments	—	(23)	—	(23)
Unrealized gain (loss) on marketable securities	—	992	—	992

Total comprehensive loss	$(7,021)	$(5,095)	$(20,019)	$(18,387)

14. London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the NASDAQ National Market System in the United States. We believe an LSE listing would allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.
15. Subsequent Event — Common Stock Sale to and Alliance with Colgate-Palmolive Company
     In November 2005, we entered into an alliance agreement with Colgate-Palmolive Company (Colgate-Palmolive) to develop and potentially market oral healthcare products. In connection with the alliance agreement and pursuant to a common stock purchase agreement, Colgate-Palmolive purchased 3,610,760 shares of our common stock at a purchase price of $5.539 per share for a total of approximately $20.0 million. These shares are subject to trading and transfer restrictions for one year from the date of purchase. Under the common stock purchase agreement, Colgate-Palmolive also agreed to vote these shares and any other shares of our capital stock owned by it in favor of corporate actions approved by our Board of Directors. This voting agreement is subject to suspension or termination upon certain events specified in the common stock purchase agreement.
     Pursuant to the alliance agreement, we will conduct research and development activities involving specialized formulations of our molecular therapies (such as p53, mda-7 and FUS-1) targeted at precancerous conditions of the oral cavity and at oral cancer. The objective is to market these formulations as oral healthcare products. Excluded from the alliance agreement is our current portfolio of cancer product candidates, including ADVEXIN therapy, INGN 241, INGN 225 and INGN 401.
     Under the alliance agreement, Colgate-Palmolive has a first right to negotiate development, manufacturing, marketing and distribution rights with us for specifically designed oral healthcare products for use in the human oral cavity that may result from these research and development activities. In addition, we agreed to use commercially reasonable efforts to develop one or more specialized oral formulations through completion of Phase II clinical trials within the seven-year term of the alliance agreement. We can terminate our development efforts earlier under certain circumstances, including if the prospects for these products do not warrant further investment, or if we expend $15.0 million in this effort. In calculating the amount of our expenditures on these efforts, we may include grant funding received by us or our collaborators for work performed by third parties (e.g., universities and other institutions) that is directly related to program activities, as specified in the alliance agreement. The term of the alliance agreement continues to November 2012, unless earlier terminated by the parties as provided in the alliance agreement.
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
     We have entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. See the “Alliance with Colgate-Palmolive Company” section below for further discussion of this alliance agreement.
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
     We have received Fast Track designation for ADVEXIN therapy from the FDA under its protocol assessment program as a result of the FDA’s agreement with the design of our two ongoing Phase 3 clinical trials of ADVEXIN therapy. Under this Fast Track designation, the FDA will take actions to expedite the evaluation and review of a Biologics License Application (BLA) for ADVEXIN therapy. We plan to pursue with the FDA an Accelerated Approval of ADVEXIN therapy, which is one alternative provided under a Fast Track designation.
     We have conducted a series of meetings with the FDA to develop and implement the filing strategy for the BLA for ADVEXIN therapy, which is the application for approval to market and sell ADVEXIN therapy in the United States. As a result of these meetings, we are developing and pursuing an initial rolling BLA filing strategy based primarily on data from our Phase 2 clinical trials of ADVEXIN therapy for treatment of recurrent squamous cell cancer of the head and neck. The FDA has concurred that preliminary evaluation of this data suggests a level of efficacy consistent with the standard for the initiation of a rolling BLA (a submission process also known as Submission Of a Partial Application or “SOPA”). The FDA has also concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are no approved biological therapies in the United States for recurrent head and neck cancer. The FDA has also concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. In conjunction with the new data, the new analyses, and other newly employed biological techniques, we are hopeful of more specifically targeting recurrent head and neck cancer in patients resulting in even better efficacy than has already been demonstrated.
     Accordingly, we have submitted a SOPA request to the FDA Division of Cell and Gene Therapy proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer, based primarily on data from our Phase 2 clinical trials. We have further proposed to the FDA that, since the basis of the proposed rolling

BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit existing new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer. Given that we have two ongoing Phase 3 clinical trials in head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials. We will also be exploring with the FDA whether its recently announced Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process.
     ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the FDA.
     Our two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with recurrent squamous cell cancer of the head and neck are multi-national, multi-site trials. These trials involve administration of ADVEXIN therapy, both independently and in combination with chemotherapy, in recurrent squamous cell cancer of the head and neck.
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
     We have completed other clinical trials of Advexin, including Phase 1 studies in prostate cancer and bronchoalveolar carcinoma. To date, clinical investigators at sites in North America, Europe and Japan have treated over 500 patients with ADVEXIN therapy, establishing a large safety database. Findings from several of our clinical trials have been published in Clinical Cancer Research and Proceedings of the American Society for Clinical Oncology as well as presented at numerous conferences, including the San Antonio Breast Cancer Conference in December 2004 and various meetings of the American Society of Clinical Oncology, the American Association for Cancer Research and the American Society of Gene Therapy.
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
     Recent pre-clinical studies provide new insight into the molecular pathways by which the p53 gene, the active component of ADVEXIN therapy, kills tumor cells. These pre-clinical studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan and at The University of Texas M. D. Anderson Cancer Center and were published in Molecular Cancer Therapeutics. Other pre-clinical data suggest the enhanced therapeutic effects of a combination of ADVEXIN and Erbitux® therapies in an animal model of human non-small cell lung cancer. Other pre-clinical studies conducted by our collaborators at Wayne State University, the Karmanos Cancer Institute located in Detroit, Michigan and the University of California-Irvine, as published in The Laryngoscope, show that the combination of ADVEXIN therapy and docetaxel resulted in increased levels of programmed cell death in head and neck tumor cells. Two lung cancer patients, who were part of our ADVEXIN therapy studies program and who had recently celebrated their five-year survival anniversary, were featured in Conquest magazine, a publication of M. D. Anderson Cancer Center. In addition, a patient with recurrent head and neck cancer who achieved a complete tumor remission on ADVEXIN therapy continues to be disease-free over six years later while receiving repeated ADVEXIN treatments.
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
     We have identified the molecular pathways by which mda-7, the active component of INGN 241, induces growth arrest and programmed cell death or apoptosis in cancer cells. Pre-clinical studies using lung cancer cells have demonstrated that the mda-7 protein binds to a critical cellular enzyme known as PKR. The binding of mda-7 to PKR is essential for the anti-cancer activity of INGN 241. The identification of this binding partner demonstrates a significant advancement in understanding how this therapeutic can be effective against cancer. Additional studies have identified bystander killing of pancreatic cancer cells by the mda-7 protein. Bystander killing involves the killing of neighboring pancreatic tumor cells by the mda-7 protein released from adjacent INGN 241-treated pancreatic cells.
     Pre-clinical data indicate that INGN 241 works synergistically with celecoxib, marketed by Pfizer as Celebrex®, to inhibit the growth and increase apoptosis of breast cancer cells. These data demonstrate the potential utility of INGN 241 in combination with celecoxib, a drug approved for treatment of precancerous lesions of the colon as well as arthritis. The combination of celecoxib and INGN 241 showed greater than additive increases in cell death compared with either therapy alone and also resulted in the suppression of tumor cell growth. The data appear in a recent issue of the medical journal Surgery.
     In pre-clinical studies, we have observed that the expression of mda-7 in ovarian cancer cells potently activates a cell death or apoptotic pathway regulated by the Fas signaling system. This activation resulted in significant increases in apoptosis and inhibition of cancer cell proliferation that were specific to cancer cells. These effects were not observed in normal ovarian tissue, supporting previous data that showed a cancer-selective effect of INGN 241. These data were reported in the medical journal Cancer Research.
     We have published the results of a pre-clinical study indicating INGN 241 may suppress the growth in vivo of non-small cell lung cancer through apoptosis in combination with anti-angiogenesis. The data demonstrate that INGN 241 can inhibit production of the VEGF protein, a potent inducer of angiogenesis, within lung cancer cells, which in turn inhibits tumor angiogenesis, a key requirement for tumor growth.
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
     Pre-clinical studies indicate that the mda-7 protein released from cells treated with INGN 241 can kill nearby, untreated breast cancer cells resulting in additional therapeutic effect. This bystander effect occurs when the therapeutic protein binds to certain receptors on nearby cancer cells. We believe this bystander effect is significant because it could indicate that the number of cancer cells that can be killed by INGN 241 is greater than the number of cells that take up this novel investigational cancer therapy.
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
     Data from our Phase 1 trial of INGN 241 in patients with solid tumors, which was published in Molecular Therapy, demonstrate that direct injection of INGN 241 induced programmed cell death in 100% of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses (greater than or equal to 50% reduction in tumor size) in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.
     We have an exclusive license to the mda-7 gene for our therapeutic applications from Corixa Corporation (Corixa), which was acquired by GlaxoSmithKlein. Pre-clinical studies regarding the active component of INGN 241 have included research at The University of Texas M. D. Anderson Cancer Center and Columbia University.
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
     We are conducting a Phase 1/Phase 2 trial in collaboration with the Moffitt Cancer Center at the University of South Florida in patients with small-cell lung cancer. We are also conducting a Phase 1/Phase 2 trial in patients with breast cancer in collaboration with the University of Nebraska. In both trials, INGN 225 is administered after the patients have been treated with standard chemotherapy.
     Interim results from the Phase 1/Phase 2 trial in patients with small-cell lung cancer who were previously treated with chemotherapy indicate that greater than 60% of the evaluable patients in the study treated with INGN 225 had objective responses to subsequent chemotherapy. Historically the expected objective response rate in these patients to further chemotherapy is between 5% and 15%. We believe the data indicate INGN 225 may sensitize tumors to the effects of platinum and taxane chemotherapies. Of particular interest, patients with highly aggressive disease (termed platinum resistant) showed improved response rates and increased survival compared to historical controls. These findings are consistent with the results observed in lung and breast cancer patients treated with ADVEXIN therapy that increased the expected effects of cisplatin, taxane and doxorubicin chemotherapies. As platinum, taxanes and doxorubicin are among the most common types of cancer chemotherapies, these findings may have important implications for improving the efficacy of these widely utilized cancer treatments.
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

     We have entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. See the “Alliance with Colgate-Palmolive Company” section below for further discussion of this alliance agreement.
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
INGN 007 (replication-competent viral therapy)
     Through our strategic collaboration with VirRx, we are developing INGN 007, a replication-competent viral therapy in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a gene that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of the American Society of Clinical Oncology.
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

     We are evaluating additional genes, including BAK, which hold promise as therapeutic candidates. BAK is a pro-apoptotic gene that kills cancer cells. We are working with our collaborators at M. D. Anderson Cancer Center to identify and develop both viral and non-viral vectors containing this gene. We had exclusive rights to use the BAK gene under a license with LXR Biotechnology, Inc. (LXR), the rights of which were subsequently sold to Tanox, Inc.
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
Alliance with Colgate-Palmolive Company
     In November 2005, we entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. In connection with the alliance agreement and pursuant to a common stock purchase agreement, Colgate-Palmolive purchased 3,610,760 shares of our common stock at a purchase price of $5.539 per share for a total of approximately $20.0 million. These shares are subject to trading and transfer restrictions for one year from the date of purchase. Under the common stock purchase agreement, Colgate-Palmolive also agreed to vote these shares and any other shares of our capital stock owned by it in favor of corporate actions approved by our Board of Directors. This voting agreement is subject to suspension or termination upon certain events specified in the common stock purchase agreement.
     Pursuant to the alliance agreement, we will conduct research and development activities involving specialized formulations of our molecular therapies (such as p53, mda-7 and FUS-1) targeted at precancerous conditions of the oral cavity and at oral cancer. The objective is to market these formulations as oral healthcare products. Excluded from the alliance agreement is our current portfolio of cancer product candidates, including ADVEXIN therapy, INGN 241, INGN 225 and INGN 401.
     Under the alliance agreement, Colgate-Palmolive has a first right to negotiate development, manufacturing, marketing and distribution rights with us for specifically designed oral healthcare products for use in the human oral cavity that may result from these research and development activities. In addition, we agreed to use commercially reasonable efforts to develop one or more specialized oral formulations through completion of Phase II clinical trials within the seven-year term of the alliance agreement. We can terminate our development efforts earlier under certain circumstances, including if the prospects for these products do not warrant further investment, or if we expend $15.0 million in this effort. In calculating the amount of our expenditures on these efforts, we may include grant funding received by us or our collaborators for work performed by third parties (e.g., universities and other institutions) that is directly related to program activities, as specified in the alliance agreement. The term of the alliance agreement continues to November 2012, unless earlier terminated by the parties as provided in the alliance agreement.
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
     We own and operate state-of-the-art manufacturing facilities, including a commercial-scale, validated manufacturing facility designed to comply with the FDA’s current Good Manufacturing Practices requirements, commonly known as CGMP requirements. We have produced numerous batches of ADVEXIN therapy clinical material for use in our Phase 1, 2 and 3 clinical trials. The design and processes of the facility used for ADVEXIN therapy production have been reviewed with the FDA. We plan to use our facilities for the market launch of ADVEXIN therapy. We also use our facilities to produce INGN 241 and other investigative materials for use in clinical trials of those product candidates. From time to time, as requirements for our own products allow, we also manufacture pre-clinical and clinical materials for outside parties for a fee under contract services arrangements.
Patents and Intellectual Property
Our Portfolio
     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure continued strong technology development and technology transfer from companies and research institutions with whom we work. We have entered into a number of exclusive license agreements or options with companies and institutions, including M. D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Corixa (which was acquired by GlaxoSmithKlein), Aventis Pharmaceutical Products, Inc. (Aventis), Columbia University, VirRx and LXR, with the LXR rights being subsequently sold to Tanox, Inc. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.
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
Combination Therapy with the p53 Gene
     Our portfolio development includes seeking protection for clinical therapeutic strategies that combine the use of the p53 gene with traditional cancer therapies. In this regard, also arising out of our work with M. D. Anderson Cancer Center, we have an exclusive license to two issued United States patents with corresponding international applications directed to cancer therapy using the p53 gene in combination with DNA-damaging agents such as conventional chemotherapy or radiotherapy. This patent and corresponding international applications concern the therapeutic application of the p53 gene before, during or after chemotherapy or radiotherapy. We have also exclusively licensed from Aventis a United States patent and corresponding international applications directed to therapy using the p53 gene together with taxanes such as Taxol® or Taxotere®. Furthermore, we have exclusively licensed a United States patent application and corresponding international applications directed to the use of the p53 gene in combination with surgical intervention in cancer therapy.
Adenovirus Production, Purification and Formulation

     Another focus of our research has involved the development of procedures for the commercial-scale production of our potential adenoviral-based products, including that of ADVEXIN therapy. In this regard, we own three issued United States patents as well as a number of pending United States applications and corresponding international applications directed to highly purified adenoviral compositions, commercial-scale processes for producing adenoviral gene-based compositions having a high level of purity, as well as to storage-stable formulations. These applications include procedures for preparing commercial quantities of recombinant adenoviruses for gene-based products and include procedures applicable to the p53 gene, as well as any of the other of our potential gene-based products. We have also licensed from Aventis a United States application and corresponding international applications directed to processes for the production of purified adenoviruses, which are useful for gene-based applications. With respect to storage-stable formulations, we were issued a United States patent directed to compositions and methods concerning improved, storage-stable adenovirus formulations. This patent is not limited to our ADVEXIN product candidate and may eventually replace formulations currently in use.
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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, other product candidates. At September 30, 2005, we had an accumulated deficit of $136.7 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At September 30, 2005, we had cash, cash equivalents and short-term investments of $18.6 million. During the nine months ended September 30, 2005, we used $16.7 million of cash and cash equivalents for operating activities. In addition, we used $506,000 for purchases of property and equipment and $518,000 for principal payments on notes payable to support those activities. These uses of cash were offset by the receipt of $655,000 under notes payable to finance equipment acquisitions and by the receipt of $601,000 from sales of common stock resulting from stock option exercises. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. Currently, we earn revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed, or on terms favorable to us or our stockholders.
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
Acquisition of Magnum Therapeutics Corporation
     In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned by one of our executive officers at the time of this acquisition. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares are held by an independent escrow agent for a period of approximately one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement.
     Magnum’s primary asset is the right to receive funding under a grant from the National Institutes of Health. The grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue related to funding under this grant. During the three and nine months ended September 30, 2005, we earned $302,000 and $711,000, respectively, of revenue related to funding under this grant. During the three and nine months ended September 30, 2004, we earned no revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
     The results of Magnum’s operations are included with those of the Company for the period subsequent to the October 2004 acquisition date. Since Magnum was a development stage company at the time we acquired it, this acquisition was accounted for as an asset acquisition and not a business combination.
     The total purchase consideration has been allocated to the assets acquired based on their respective fair values at the date of acquisition. The following presents the fair value of the net assets acquired (in thousands):

Cash and cash equivalents	$9
Acquired grant rights	$1,741
Sales of Common Stock
     In December 2004, we sold approximately 3.5 million shares of our common stock in a direct equity offering pursuant to a shelf registration statement for an aggregate purchase price of approximately $24.3 million. Our net proceeds from this transaction, after related fees and expenses, were approximately $22.9 million. In connection with this transaction, we have issued or will issue warrants to the placement agents representing us in this stock sale to purchase up to 225,238 shares of our common stock at a price of $6.65 per share and to purchase up to 88,707 shares of our common stock at a price of $8.00 per share. These warrants are exercisable beginning in December 2005 and expire in December 2009.
     In November 2005, we sold approximately 3.6 million shares of our common stock in a direct equity sale to Colgate-Palmolive pursuant to a shelf registration statement for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after related fees and expenses, were approximately $19.8 million. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Alliance with Colgate-Palmolive Company” above for further discussion of our agreement with Colgate-Palmolive.
London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the NASDAQ National Market System in the United States. We believe an LSE listing would allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.
Conversion of Preferred Stock to Common Stock
     In June 2005, the 100,000 issued and outstanding shares of our Series A non-voting convertible preferred stock were converted into 2,343,721 shares of our common stock. The shares of preferred stock were cancelled and replaced by newly issued shares of our common stock. We received no cash or other consideration in connection with this conversion. After this conversion, we have 5,000,000 shares of authorized and unissued preferred shares, of which 4,900,000 shares are undesignated and 100,000 shares are designated as Series A non-voting convertible preferred shares.
Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
Research Grants
     We have a Small Business Technology Transfer grant from the National Cancer Institute to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. Magnum, our wholly-owned subsidiary, has a Small Business Innovation Research grant from the National Institutes of Health for the development of complementary adenoviral vectors for the treatment of cancer. We earned revenue under these grants of $302,000 and $204,000 during the three months ended September 30, 2005 and September 30, 2004, respectively, and $941,000 and $578,000 during the nine months ended September 30, 2005 and September 30, 2004, respectively.
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

     Marketable Securities. Our marketable securities consist of issued share capital of other public companies and are classified as available-for-sale. Unrealized gains and losses are computed using the published share price of the applicable stock exchange at the close of business on the last day of the reporting period and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized.
     Intangible Assets. Grant rights acquired, which are presented as an intangible asset on our balance sheet, resulted from our asset acquisition related to the Magnum purchase in October 2004. We amortize that asset to expense on a straight-line basis over the estimated remaining life of that asset. We review purchased intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by utilizing a discounted cash flow technique.
     Research and Development Costs. In conducting our clinical trials of ADVEXIN therapy and other product candidates, we procure services from numerous third-party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expense in general. These vendors do not necessarily provide us billings for their services on a regular basis and, accordingly, are often not a timely source of information to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on numerous factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor will render the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expenses and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates, resulting in increases or decreases in the amount of expense recorded and the related accrual. We have consistently applied these estimation procedures in the past and plan to continue applying such procedures in the same manner during the foreseeable future. Our experience has been that our estimates have reasonably reflected the expenses we actually incur.
Recently Issued Accounting Pronouncements
     See Note 4 in the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of recently issued accounting pronouncements related to stock-based compensation.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described in the “Product Development Overview” section above. Our research and development expense includes, but is not limited to, expenses related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expenses attributable to all programs. We manage our business by tracking research and development expenses in these categories in lieu of tracking research and development expenses on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Quarters Ended September 30, 2005 and September 30, 2004” and “Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004.”
     To commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years and involves compliance with requirements covering pre-clinical research, clinical trials, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials and other work demonstrating our product candidates are safe and effective for a particular cancer type or other disease. The FDA and other similar agencies throughout the world have substantial discretion over the work we must perform to obtain regulatory approval.

     The likelihood that a product candidate will be commercially successful may be affected by a variety of factors, including, among others, the quality of the product candidate, the validity of the target and disease indication, early clinical data, competition, manufacturing capability and commercial viability. Because of the discretion of the FDA and similar agencies throughout the world, as well as the foregoing factors, we cannot predict with reasonable accuracy (1) the future expenses we will incur developing these product candidates, (2) when we will complete our work in developing these product candidates or (3) when, if ever, we will earn significant revenues from approved products that might result from these product development programs.
     For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the “Risk Factors” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly the risk factors entitled:
•	“If we are unable to commercialize ADVEXIN® therapy in various markets for multiple indications, particularly for the treatment of head and neck cancer, our business will be harmed”;

•	“If we fail to comply with FDA requirements or encounter delays or difficulties in clinical trials for our product candidates, we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all”;

•	“Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market”;

•	“Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial conditions”;

•	“If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials”;

•	“If we cannot maintain our existing corporate and academic arrangements and enter into new arrangements, we may be unable to develop products effectively, or at all”;

•	“If we are not able to create effective collaborative marketing relationships, we may be unable to market ADVEXIN therapy successfully or in a cost-effective manner”; and

•	“Even if we receive regulatory approval to market our ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.”
Comparison of Quarters Ended September 30, 2005 and September 30, 2004
     In the following comparison of quarters ended September 30, 2005, and September 30, 2004, references to the 2005 period refer to the three months ended September 30, 2005, and references to the 2004 period refer to the three months ended September 30, 2004.
Revenues
     Contract Services, Grant and Other Revenue. For the 2005 period, we earned revenues from (a) a research grant from a U.S. Government agency and (b) a third party under an agreement to provide manufacturing process development and product production services for the third party. In the 2004 period, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis, one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. Total contract services, grant and other revenue was $398,000 for the 2005 period compared to $209,000 for the 2004 period, an increase of 90%. This increase was primarily due to (1) revenue earned under the Small Business Innovation Research grant held by Magnum, our wholly-owned subsidiary, as a result of our acquisition of Magnum in October 2004, which is revenue we did not earn in the 2004 period and (2) increased contract services revenue from a third party under an agreement to provide manufacturing process development and product production services for the third party.

Costs and Expenses
     Research and Development. Research and development expense consisted of the following:

	Three Months Ended
	September 30,
	2004	2005
Pre-clinical stage programs expense	$751	$608
Clinical stage programs expense	4,141	3,831
General research and development expense	842	651

Total research and development expense	$5,734	$5,090

     There was no share-based compensation expense in research and development expense during the 2005 or 2004 periods. The 11% decrease in research and development expense was a result of lower costs in the 2005 period compared to the 2004 period related to our ongoing work on the BLA for ADVEXIN therapy for filing with the FDA as a result of the 2004 period, including certain activities related to the initial stages of the BLA preparation that were not repeated in the 2005 period. These lower costs were partially offset by increased manufacturing and process development costs in the 2005 period compared to the 2004 period as we continued to develop our manufacturing operations in support of the BLA for ADVEXIN therapy and in support of the production of clinical materials for use in clinical trials for our ADVEXIN therapy and other product candidates.
     General and Administrative. General and administrative expenses were $1.7 million for both the 2005 period and the 2004 period. These expenses included share-based compensation expense of zero in the 2005 period and $57,000 in the 2004 period. These expenses were comparable between periods as the level of general and administrative activities remained sufficient to support our operations during the respective quarters.
     Share-Based Compensation Expense. Share-based compensation expense was zero for the 2005 period compared to $57,000 for the 2004 period. The 100% decrease in this expense was due to expense charges related to options granted to two non-employees during 2004 (for which there have been no similar transactions during 2005) becoming fully amortized in June 2005, resulting in no further expense charges related to those options during the three months ended September 30, 2005.
     See Note 4 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of our application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”
     In addition to the future effects of our adoption of SFAS No. 123R, the amount of share-based compensation expense we record in future periods may increase if, for example, (1) we issue additional options to purchase shares of our common stock at a price below the market price of common stock on the grant date of such options, (2) the market value of our common stock increases or (3) additional options are granted to individuals or entities other than employees or directors.
Interest Income, Interest Expense and Other Income
     Interest income was $161,000 for the 2005 period compared to $70,000 for the 2004 period, an increase of 130%. This increase was primarily due to (1) an increase in our average short-term investments versus cash and cash equivalents and (2) higher interest rates earned on our invested funds during the 2005 period compared to the 2004 period.
     Interest expense was $153,000 for the 2005 period compared to $125,000 for the 2004 period, an increase of 22%. This increase was primarily due to (1) additional borrowings subsequent to the 2004 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings subsequent to the 2004 period.
     Other income was $277,000 for the 2005 period compared to $269,000 for the 2004 period, an increase of 3%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center. This increase was due to normal variations in the amount and timing of our billing to this lessee of the portion of the operating expenses of our facilities they are required to pay.
Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004
     In the following comparison of the nine months ended September 30, 2005, and September 30, 2004, references to the 2005 period refer to the nine months ended September 30, 2005 and references to the 2004 period refer to the nine months ended September 30, 2004.
Revenues
     Contract Services, Grant and Other Revenue. For the 2005 period, we earned revenues from (a) research grants from U.S. Government agencies and (b) third parties under agreements to provide manufacturing process development and product production services for them. In the 2004 period, we earned revenue from (a) research grants from U.S. Government agencies and (b) contract research services provided to Aventis, one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. Total contract services, grant and other revenue was $1.2 million for the 2005 period compared to $592,000 for the 2004 period, an increase of 103%. This increase was primarily due to (1) revenue earned under the Small Business Innovation Research grant held by Magnum, our wholly-owned subsidiary, as a result of our acquisition of Magnum in October 2004, which is revenue we did not earn in the 2004 period and (2) increased contract services revenues from third parties under agreements to provide manufacturing process development and product production services for them.
Costs and Expenses
     Research and Development. Research and development expense consisted of the following:

	Nine Months Ended
	September 30,
	2004	2005
Pre-clinical stage programs expense	$2,058	$2,112
Clinical stage programs expense	11,579	11,591
General research and development expense	2,340	2,326

Total research and development expense	$15,977	$16,029

     Research and development expense included share-based payments expense of $396,000 in the 2005 period and $44,000 in the 2004 period. This slight increase in research and development expenses was a result of (1) increased manufacturing and process development costs in the 2005 period compared to the 2004 period offset by lower costs in the 2005 period related to the preparation of the BLA for ADVEXIN therapy for filing with the FDA and (2) higher share-based compensation expense in the 2005 period compared to the 2004 period, which increased for the reasons discussed below under “Share-Based Compensation Expense.”
     General and Administrative. General and administrative expenses were $5.5 million for the 2005 period compared to $5.3 million for the 2004 period. These expenses included share-based compensation expense of $403,000 in the 2005 period and $104,000 in the 2004 period. This 4% increase in general and administrative expenses was due to (1) higher share-based compensation expense, which increased for the reasons discussed below under “Share-Based Compensation Expense,” (2) increased consulting and professional fees related to compliance with the Sarbanes-Oxley Act offset by (3) decreased costs related to securities offerings not pursued to completion in the 2004 period that were not repeated in the 2005 period.
     Share-Based Compensation Expense. Share-based compensation expense was $799,000 for the 2005 period compared to $148,000 for the 2004 period. The share-based payments expense for the 2005 period includes $415,000 of stock-based employee compensation expense, $249,000 of federal taxes related to the common stock grants discussed in Note 10 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above and $135,000 related to non-employee stock compensation expense. The 440% increase in this expense was primarily due to (1) the grant of shares of our common stock to certain officers in the 2005 period (for which there was no similar transaction during the 2004 period) as a result of the expiration of certain of their stock options as discussed in Note 10 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above and (2) increased expense related to certain stock options granted to non-employees in the 2004 period (for which there was no similar transaction during the 2005 period) as a result of the market price of our common stock being generally higher during the 2005 period than during the 2004 period.
     See Note 4 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of our application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”
     In addition to the future effects of our adoption of SFAS No. 123R, the amount of share-based compensation expense we record in future periods may increase if, for example, (1) we issue additional options to purchase shares of our common stock at a price below the market price of common stock on the grant date of such options, (2) the market value of our common stock increases or (3) additional options are granted to individuals or entities other than employees or directors.
Interest Income, Interest Expense and Other Income
     Interest income was $538,000 for the 2005 period compared to $196,000 for the 2004 period, an increase of 174%. This increase was primarily due to (1) an increase in our average short-term investments versus cash and cash equivalents and (2) higher interest rates earned on our invested funds during the 2005 period compared to the 2004 period.
     Interest expense was $461,000 for the 2005 period compared to $353,000 for the 2004 period, an increase of 31%. This increase was primarily due to (1) additional borrowings subsequent to the 2004 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings subsequent to the 2004 period.
     Other income was $826,000 for the 2005 period compared to $825,000 for the 2004 period. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2005 period refer to the nine months ended September 30, 2005 and references to the 2004 period refer to the nine months ended September 30, 2004.
     We have incurred annual operating losses since our inception, and at September 30, 2005 we had an accumulated deficit of $136.7 million. From inception through September 30, 2005 we have financed our operations primarily from the following sources:
•	$49.7 million of collaborative research and development payments from Aventis;

•	$41.4 million of equity sales in December 2003 and December 2004 through registered direct offerings under a shelf registration statement filed with the SEC;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million of net proceeds from our initial public offering in October 2000;

•	$26.6 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003);

•	$18.0 million from contract services, grants, interest and other income;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$5.7 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.
     At September 30, 2005, we had cash, cash equivalents and short-term investments of $18.6 million, compared to $38.2 million at December 31, 2004. Cash and cash equivalents constituted $10.6 million and $30.2 million of these amounts at September 30, 2005 and December 31, 2004, respectively. This decrease in cash and cash equivalents at September 30, 2005 as compared to December 31, 2004 was due to activity during the nine months ended September 30, 2005, that included (1) $16.7 million used in operating activities, (2) $3.5 million used by investing activities and (3) $738,000 provided by financing activities. We expect to continue to focus our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis related to those trials, preparing regulatory documentation submissions to the FDA, producing ADVEXIN therapy and other clinical materials for use in our clinical trials and conducting pre-marketing activities for ADVEXIN therapy. We expect to continue our research and development of various other gene-based technologies. If ADVEXIN therapy or any of our other product candidates are approved for commercial sale by the FDA, we expect to conduct activities supporting the marketing, sales, production and distribution of those products, either ourselves or in collaboration with other parties. The majority of our expenditures for the foreseeable future will most likely be for these activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the nine months ended September 30, 2005. We believe our existing working capital can fund our operations for the next 12 to 15 months, although we may have to make adjustments to the scope of operations to achieve that objective, and unforeseen events could shorten that time period. Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
     Net cash used in operating activities was $16.7 million for the 2005 period compared to $15.8 million for the 2004 period. This increase was due to:
•	An aggregate decrease in accounts payable and accrued liabilities during the 2005 period compared to an aggregate increase in accounts payable and accrued liabilities during the 2004 period due to variations in the timing of payments to vendors that is a function of the nature of vendors to whom we have obligations and variations in the terms of payment to them;
     with the above item offset by:
•	Depreciation that increased in the 2005 period compared to the 2004 period due to acquisitions of property and equipment subsequent to the 2004 period;

•	Share-based compensation expense that increased in the 2005 period compared to the 2004 period for the reasons discussed above under “Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004”;

•	Amortization of grant rights acquired during the 2005 period for which there was no similar expense during the 2004 period since the rights being amortized arose in connection with our acquisition of Magnum in October 2004;

•	A decrease in other assets during the 2005 period compared to an increase in other assets during the 2004 period due to (1) a prepayment of certain expenses in the 2004 period that did not occur in the 2005 period and (2) a decrease in federal grant funding receivable during the 2005 period compared to an increase in federal grant funding receivable during the 2004 period due to the receipt in the 2005 period of grant funding earned during that period whereas grant funding earned during the 2004 period was received in subsequent periods; and

•	An increase in deferred revenue during the 2005 period that was greater than the increase during the 2004 period due to an increase in payments from third parties in advance of us performing work under agreements to provide manufacturing process development services for them.
     Net cash used in investing activities was $3.5 million for the 2005 period compared to $9.9 million for the 2004 period. This decrease was primarily due to (1) a lower level of equipment purchases in the 2005 period compared to the 2004 period and (2) a lower level of net activity in purchases and maturities of short-term investments in the 2005 period compared to the 2004 period due to the 2004 period including a higher level of purchases of short-term investments as a result of cash from the sale of our common stock in December 2003 being available for such investments during the 2004 period. These decreases were offset by our investment in shares of SR Pharma in July 2005 as discussed in Note 8 of the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above.
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
     Net cash provided by financing activities was $738,000 during the 2005 period compared to $1.0 million during the 2004 period. This change was due to:
•	Higher proceeds from sales of common stock due to a higher level of stock option exercises in the 2005 period compared to the 2004 period;

•	A decrease in proceeds from notes payable in the 2005 period compared to the 2004 period due to the amendment of a mortgage note in the 2004 period, as discussed in the “Financial Overview” section above, resulting in additional financing greater than that obtained during the 2005 period for recent equipment acquisitions; and

•	An increase in principal payments under notes payable and capital leases in the 2005 period compared to the 2004 period due to additional borrowings subsequent to the 2004 period to finance equipment acquisitions.
     We have an agreement with VirRx, which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:
•	During the nine months ended September 30, 2005, we purchased $450,000 of VirRx’s Series A Preferred Stock for cash. These purchases are recorded as research and development expense. We have agreed to purchase an additional $150,000 of this stock for cash on the first day of each quarter through January 1, 2006.

•	VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases.

•	Provided the collaboration and license agreement remains in place, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, Phase 2 and Phase 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not

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
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for October 1, 2005 through December 31, 2005	$315
Total debt service due during the year ended December 31:
2006	1,196
2007	1,102
2008	777
2009	675
Thereafter	10,155

Total debt service payments	14,220
Less portion representing interest	(5,609)

Total principal balance at September 30, 2005	$8,611

Principal balance presented on the September 30, 2005 balance sheet as liabilities in these categories:
Current portion of notes payable	$665
Notes payable, net of current portion	7,946

Total principal balance at September 30, 2005	$8,611

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with generally accepted accounting principles. We make total annual rent payments of at least $144,000 under this lease which will continue until the expiration of the initial term of this lease in September 2026. Such payments are subject to adjustment in the future for inflation. Future minimum annual rental payments due under all operating leases, including a lease for office space we are in the process of extending, are as follows (in thousands):

October 1, 2005 through December 31, 2005	$89
Year ending December 31,
2006	355
2007	261
2008	220
2009	144
Thereafter	2,418

Total minimum lease payments under operating leases	$3,487

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
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities under this agreement, we pay Dr. Roth $205,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of September 30, 2005, we would have been obligated to make final payments totaling $205,000. Dr. Roth is one of our stockholders.
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
     While we have completed enrollment of patients in a Phase 1/early Phase 2 clinical trial of INGN 241, a product candidate based on the mda-7 gene, and have initiated a follow-on Phase 2 clinical trial of INGN 241 for patients with metastatic melanoma, our most significant clinical trial activity and experience has been with ADVEXIN therapy. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Current or future clinical trials may demonstrate INGN 241 or our other product candidates are neither safe nor effective.
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
     We have generated operating losses since we began operations in June 1993. As of September 30, 2005, we had an accumulated deficit of approximately $136.7 million. We expect to incur substantial additional operating expenses and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     Our strategy for the research, development and commercialization of our product candidates may result in our entering into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research, license and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, the National Cancer Institute, Chiba University in Japan, VirRx and Corixa (which was acquired by GlaxoSmithKlein), as well as numerous other institutions that conduct clinical trials work or perform pre-clinical research for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements and complying with the regulations and requirements governing clinical trials. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, or their compliance with regulatory requirements which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.
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
     Through our exclusive license from The University of Texas System for technology developed at M. D Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued us a United States patent for our adenovirus production technology as well as a related patent for purified adenoviral compositions. We also control, through licensing arrangements, five issued United States patents for combination therapy involving the p53 gene and conventional chemotherapy or radiation, two issued United States patents covering the use of adenoviral p53 in cancer therapy, one issued United States patent covering adenoviral p53 as a product, one issued United States patent covering the core DNA of adenoviral p53, one issued patent covering pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as three patents covering our mda-7 technology. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party is attempting to provoke an interference with one of our patents directed to adenoviral p53 therapy. We do not at present know the identity of this party and cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.
     Schering-Plough has filed with the European Patent Office, or EPO, an opposition against our European patent directed to combination therapy with p53 and conventional chemotherapy and/or radiation. An opposition is an administrative proceeding instituted by a third party and conducted by the EPO to determine whether a patent should be maintained or revoked in part or in whole, based on evidence brought forth by the party opposing the patent. The EPO held an initial oral proceeding in October 2003 and determined our patent should be maintained as amended. Schering-Plough has appealed this decision, which is set to be heard and decided in February 2006. Resolution of this appeal will require we expend time, effort and money. If Schering-Plough ultimately prevails in having our European patent revoked on appeal, then the scope of our protection for our product in Europe will be reduced. We would not expect, however, such a result to have a significant detrimental impact on our commercialization efforts in Europe.
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
     ADVEXIN therapy, our lead product candidate will, if approved, initially be targeted for the treatment of recurrent squamous cell cancer of the head and neck, a disease with an annual incidence of approximately 40,000 patients in the United States. As a result, our per-patient prices must be sufficiently high in order to recover our development costs and achieve profitability. Until additional disease targets with larger potential markets are approved, we believe we will need to market worldwide to achieve significant market penetration. If we are unable to obtain sufficient market share for our drug products at a high enough price, or obtain expanded approvals for larger markets, we may not achieve profitability or be able to independently continue our product development efforts.
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
     We currently maintain product liability insurance with coverage of $5.0 million per occurrence with a $10.0 million annual aggregate limit. This coverage may not be sufficient to protect us fully against product liability claims. We intend to expand our product liability insurance coverage beyond clinical trials to include the sale of commercial products if we obtain marketing approval for any of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products.
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
     Dr. John N. Kapoor, the Chairman of our Board of Directors, is also associated with EJ Financial Enterprises, Inc., a healthcare investment firm that is wholly owned by him, and therefore may have conflicts of interest in allocating his time among us and his other business activities, and he may have legal obligations to multiple entities. We have entered into a consulting agreement with EJ Financial. The consulting agreement provides we will pay EJ Financial $175,000 per year for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.
     David Parker, Ph.D., J.D., our Vice President, Intellectual Property, is a partner with the law firm Fulbright & Jaworski LLP, which provides legal services to us as our primary outside counsel for intellectual property matters.
     In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares are held by an independent escrow agent for a period of approximately one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement. Magnum’s primary asset is the right to receive funding under a research grant from the National Institutes of Health. Such grant activities and related funding will supplement research and development programs we have in progress. During the year ended December 31, 2004, we earned $1.1 million of revenue under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal government obligations. Investments are classified as held-to-maturity and are carried at amortized cost. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of September 30, 2005 would decrease our interest income by approximately $186,000 per year and approximately $46,500 per quarter.
     At September 30, 2005, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     We do not believe that the outcome of any present, or all litigation in the aggregate, will have a material effect on our business. You can read the discussion of our opposition of the patents under “Risk Factors.”
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
Item 6. Exhibits

Exhibit
Number		Description of Document

4.4	—	Form of Stock Purchase Warrant

10.52	—	Letter Agreement Amendment dated July 14, 2005 by and between Introgen Therapeutics, Inc. and Suiter Limited

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)
November 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Document

4.4	—	Form of Stock Purchase Warrant

10.52	—	Letter Agreement Amendment dated July 14, 2005 by and between Introgen Therapeutics, Inc. and Suiter Limited

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002