Form 10-Q
period 2006-03-31
INTROGEN THERAPEUTICS INC
filed 2006-05-10
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑
     As of May 8, 2006, the registrant had 37,195,053 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,090	$6,537
Short term investments	5,032	20,841

Total cash, cash equivalents and short term investments	33,122	27,378
Marketable securities	2,892	2,764
Prepaid expense and other current assets	297	282

Total current assets	36,311	30,424
Property and equipment, net of accumulated depreciation of $12,588 and $12,946, respectively	6,181	5,859
Grant rights acquired	163	—
Other assets	326	321

Total assets	$42,981	$36,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,258	$2,481
Accrued liabilities	3,296	2,938
Deferred revenue	472	513
Current portion of notes payable	756	730

Total current liabilities	6,782	6,662
Notes payable, net of current portion	7,784	7,683
Deferred revenue, long-term	1,404	1,358

Total liabilities	15,970	15,703

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; 100 and zero Series A shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; 37,147 and 37,195 shares issued and outstanding in 2005 and 2006, respectively	37	37
Additional paid-in capital	170,675	172,844
Deferred compensation	(68)	—
Accumulated deficit	(143,459)	(151,678)
Accumulated other comprehensive loss	(174)	(302)

Total stockholders’ equity	27,011	20,901

Total liabilities and stockholders’ equity	$42,981	$36,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
Contract services, grant and other revenue	$509	$225
Operating costs and expense:
Research and development, including share-based compensation of zero and $217 in 2005 and 2006, respectively	5,239	5,046
General and administrative, including share-based compensation of $88 and $2,021 in 2005 and 2006, respectively	1,810	3,796

Total operating costs and expense	7,049	8,842

Loss from operations	(6,540)	(8,617)
Interest income	184	299
Interest expense	(150)	(156)
Other income	275	255

Net loss	$(6,231)	$(8,219)

Net loss per share, basic and diluted	$(0.20)	$(0.22)

Shares used in computing basic and diluted net loss per share	30,741	37,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,231)	$(8,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	358
Share-based compensation	88	2,238
Amortization of grant rights acquired	237	133
Changes in assets and liabilities:
Increase (decrease) in other assets	(25)	20
Increase (decrease) in accounts payable	(139)	223
Increase (decrease) in accrued liabilities	(358)	(357)
Increase (decrease) in deferred revenue	153	(6)

Net cash used in operating activities	(5,875)	(5,610)

Cash flows from investing activities:
Purchases of property and equipment	(97)	(36)
Purchases of short-term investments	(14,046)	(15,809)
Maturities of short-term investments	5,964	—

Net cash used in investing activities	(8,179)	(15,845)

Cash flows from financing activities:
Proceeds from exercise of stock options	346	29
Proceeds from notes payable	265	97
Principal payments under notes payable	(171)	(224)

Net cash provided by (used in) financing activities	440	(98)

Net decrease in cash and cash equivalents	(13,614)	(21,553)
Cash and cash equivalents, beginning of period	30,187	28,090

Cash and cash equivalents, end of period	$16,573	$6,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$133	$148

Non-cash unrealized loss on marketable securities	$—	$128

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Formation and Business of the Company
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2) below for a discussion of our business.
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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under United States generally accepted accounting principles for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.
3. Significant Accounting Policies
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006. Those accounting policies remain in effect except to the extent described in the following notes.
     Share-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Accounting For Share-Based Compensation.” From that date forward, we record share-based compensation expense for all stock options issued to all persons to the extent that such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. We recognize that expense ratably over the period the stock options vest.
     Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and related interpretations for determining compensation expense related to our stock option grants. Under that principle, we measured compensation expense for stock options issued to our directors and employees using the intrinsic value of the stock option at date of grant, which generally resulted in us recording no compensation expense since the intrinsic value of those stock options was typically zero at the date of grant due to the exercise price of those stock options being equal to the fair value of our shares on the date of grant. Compensation expense for stock options issued to all other persons was measured using the fair value of the stock option at the date of grant determined under the Black-Scholes option pricing model, which generally resulted in us recording a compensation expense.

     The Black-Scholes option pricing model we use to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements.
     We implemented SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not restated.
4. Stock Options
     The 2000 Stock Option Plan (Stock Option Plan) was initiated in October 2000. All stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or non-statutory, or stock purchase rights to our employees, directors and consultants to purchase shares of our common stock. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of grant. The awards generally cliff vest 25% per year over a four year period and have contractual terms of ten years. The Stock Option Plan provides for annual increases each January 1 in the number of shares available for issuance in an amount equal to the lesser of 1.6 million shares, 5% of the outstanding shares on the date of the annual increase, or a lesser amount as may be determined by the Board of Directors. At March 31, 2006, there were approximately 2.4 million shares of common stock reserved for future grants under this plan. In the event of a merger, reorganization or change in our controlling ownership, options granted under the Stock Option Plan (1) may be assumed or substituted with substantially equivalent options by the successor corporation and (2) become fully vested and immediately exercisable regardless of whether or not they are assumed or substituted by the successor corporation. The Stock Option Plan terminates in 2010 and may be amended or terminated by the Board of Directors.
     Prior to October 2000, stock options were granted under our 1995 Stock Plan. We no longer issue options under this plan. In the event of a merger, reorganization or change in our controlling ownership, all options outstanding under this plan become fully vested and immediately exercisable unless the successor corporation assumes or substitutes other options in their place. No shares of common stock were reserved for future grants under this plan at March 31, 2006.
     Our accounting policy for stock options is described in Note 3 under “Share-Based Compensation.” Had we recognized share-based compensation expense in our financial statements for the three months ended March 31, 2005 determined using the fair value method for all stock options (as allowed by SFAS No. 123), our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

Three Months Ended
March 31, 2005
Net loss, as reported	$(6,231)
Add: Share-based employee compensation expense included in reported net loss	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(750)

Pro forma net loss	$(6,981)

Loss per share:
Basic and Diluted — as reported	$(0.20)

Basic and Diluted — pro forma	$(0.23)

     These pro forma disclosures are not applicable to the three months ended March 31, 2006, because share-based compensation expense for all stock options vesting during that period is recognized in our financial statements for that period. Our adoption of SFAS No. 123R increased research and development expense by $217,000 and general and administrative expense by $2.0 million for the three months ended March 31, 2006.

     Activity under our option plans is as follows:

		Weighted	Weighted Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate Intrinsic
	Outstanding	per Share	Life	Value (000’s)
Balance, December 31, 2005	5,978,369	$4.49	n/a	n/a
Granted	265,200	5.47	n/a	n/a
Exercised	(44,826)	0.64	n/a	n/a
Cancelled	(3,075)	5.60	n/a	n/a

Balance, March 31, 2006	6,195,668	4.56	6.76	$6,822

Exercisable at March 31, 2006	3,963,709	3.86	5.96	$6,179

     Additional information of note related to our stock options includes:
•	The weighted average fair value of options granted during the three months ended March 31, 2006 was $3.96.

•	The aggregate intrinsic value of stock options at exercise, represented in the table above, was $207,000 for the three months ended March 31, 2006.

•	The total unrecognized share-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $8.1 million as of March 31, 2006. This amount relates to approximately 2.2 million shares with a per share weighted average fair value of $5.14. We anticipate this expense to be recognized over a weighted average period of approximately 1 year.
     We applied the following assumptions on a weighted average basis in computing the fair value of stock options at their date of grant using the Black-Scholes option pricing model:

	Three Months Ended
	March 31,
	2005	2006
Expected volatility	91.80%	90.41%
Risk free interest rate	4.12%	4.31%
Expected dividend yield	0.00%	0.00%
Expected life, in years	10.00	5.07
     Specifics regarding these assumptions include:
•	The expected volatility is calculated using the daily historical volatility of our common stock since our initial public offering in October 2000, which approximates the expected life of the option grants.

•	The risk-free interest rate is based on the U.S. treasury yield curve for a seven-year term and the ten-year zero coupon treasury bill rate for the three months ended March 31, 2006 and 2005, respectively.

•	As allowed by Staff Accounting Bulletin No. 107, we have elected to apply the “shortcut approach” in developing our estimate of expected term for “plain vanilla” stock options by using the mid-point between the vesting date and contractual termination date.
     We periodically evaluate and revise, as necessary, the assumptions used to calculate the fair value of our stock options in response to changing market conditions and experience.
5. Intangible Assets
     Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum Therapeutics Corporation (Magnum) in 2004, are as follows (in thousands):

	December 31, 2005			March 31, 2006
	Gross		Net	Gross	Adjustment		Net
	Carrying	Accumulated	Carrying	Carrying	To Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amount	Amortization	Amount
Asset acquisition:
Acquired grant rights (22 month amortization period)	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—
Ending balance	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—
     Research and development expense includes amortization of intangibles of $133,000 and $237,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. During the three months ended March 31, 2006, the acquired grant rights were reduced by $30,000 as a result of the final contractual settlement of the purchase of Magnum. During the three months ended December 31, 2005, we changed our estimate of the useful life of the acquired grant rights from 22 months to 17 months. The effect of this change was to increase amortization expense in 2005 and decrease amortization expense in 2006 by $470,000. Estimated annual amortization expense for fiscal year 2006 is $133,000 and zero thereafter.
6. Investment in VirRx, Inc.
     Under an agreement with VirRx, Inc. (VirRx), we purchased $150,000 of their Series A Preferred Stock in the three month period ended March 31, 2006 and the three month period ended March 31, 2005. We record these purchases as research and development expense. We are no longer required to make periodic purchases of their Series A Preferred Stock under this agreement but may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business and Collaborative Arrangements — VirRx, Inc.” VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement upon 90 days prior written notice. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
7. Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma plc (SR Pharma) for approximately $3.0 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products. This investment is classified as marketable securities on our balance sheet. Marketable securities are classified as “available-for-sale” and are presented at fair value with any unrealized gains or losses included in other comprehensive income (loss).
8. Mortgage Note Payable
     We have a mortgage note payable to a bank related to our facilities that had an outstanding principal balance of $7,427,000 and $7,482,000 at March 31, 2006 and December 31, 2005, respectively. In April 2006, we exercised our option to extend the note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance is payable in full. As a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month. Our facilities are pledged as security for the mortgage note payable.
9. Stockholders’ Equity
     Stock Sales
     In November 2005, we sold approximately 3.6 million shares of our common stock in a direct equity sale to Colgate-Palmolive pursuant to a shelf registration statement for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after related fees and expense, were approximately $19.6 million. For additional discussion of our agreements with Colgate-Palmolive, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
     Conversion of Preferred Stock to Common Stock
     In 2001, we sold 100,000 shares of $0.001 par value, Series A Non-Voting Convertible Preferred Stock to Aventis Pharmaceutical Products, Inc. (Aventis), which is now Sanofi-Aventis, for $25.0 million. In June 2005, these 100,000 issued and outstanding shares of our Series A non-voting convertible preferred stock were converted into 2,343,721 shares of our common stock. Following the conversion, these shares of preferred stock were cancelled and are no longer issuable. We received no cash or other consideration in connection with this conversion.
     Under a voting agreement related to these shares, Aventis must vote all of the shares of ours it holds in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of our stockholders. This voting requirement terminates at the earliest of June 2011 or the sale of these shares pursuant to an effective registration statement on the open market or to an Aventis non-affiliate, as defined in the voting agreement.

     Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of March 31, 2006, Aventis held approximately 4.2 million shares of our common stock subject to the voting agreement.
     After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.
10. Accumulated Other Comprehensive Income or Loss
     Accumulated other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Accumulated comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2006
Net loss	$(6,231)	$(8,219)
Foreign currency translation adjustments	—	—
Unrealized gain (loss) on marketable securities	—	(128)

Total comprehensive loss	$(6,231)	$(8,347)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A. “Risk Factors.”
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
     ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the U.S. Food and Drug Administration (FDA).
     We have two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with recurrent squamous cell cancer of the head and neck. These trials involve administration of ADVEXIN therapy, both independently and in combination with chemotherapy, in recurrent squamous cell cancer of the head and neck.
     We have received Fast Track designation for ADVEXIN therapy from the FDA under its protocol assessment program as a result of the FDA’s agreement with the design of our two ongoing Phase 3 clinical trials of ADVEXIN therapy. Under this Fast Track designation, the FDA will take actions to expedite the evaluation and review of the Biologics License Application (BLA) for

ADVEXIN therapy. We plan to pursue with the FDA an Accelerated Approval of ADVEXIN therapy, which is one alternative provided under a Fast Track designation.
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
     Pre-clinical data indicate INGN 241 and bevacizumab, marketed by Roche Holding AG and Genentech, Inc. as Avastin®, each inhibit tumor angiogenesis through distinct mechanisms in models of lung cancer. Study results demonstrate that the combination of INGN 241 and Avastin significantly increases anti-tumor activity compared with either agent used separately.
     Our pre-clinical work indicates INGN 241 effectively kills cancer cells that are resistant to cisplatin, one of the most commonly used chemotherapeutic agents. These pre-clinical studies also identified a novel defect in a protein degradation pathway in the cisplatin-resistant cells. This defect enhances the activity of INGN 241, suggesting that INGN 241 may have particular utility in treating cancers that do not respond to cisplatin.
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
     We have entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business and Collaborative Arrangements — Alliance with Colgate-Palmolive Company” below for further discussion of this alliance agreement.
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
INGN 007 (replication-competent viral therapy)
     We are developing INGN 007, a replication-competent viral therapy in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a molecule that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of the American Society of Clinical Oncology. We are developing this replication-competent viral therapy through our strategic collaboration with VirRx.
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
     We have an agreement with VirRx, which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock. From inception of this agreement through March 31, 2006, we have purchased $2,475,000 of this stock for cash, of which we purchased $150,000 in the three month period ended March 31, 2006 and the three month period ended March 31, 2005. These purchases are recorded as research and development expense. We are no longer required to make periodic purchases of their Series A Preferred Stock under this agreement but may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.
     VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement upon 90 days prior written notice.
     Provided the collaboration and license agreement remains in place, we are required to make milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment. The milestone stock purchases and cash payment are not anticipated to be required in the near future. We have an option to purchase all outstanding shares of VirRx at any time until March 2007.
SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of March 31, 2006, the shares we purchased had a fair market value of $2.8 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
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
National Cancer Institute
     We have a cooperative research and development agreement, or CRADA, with the National Cancer Institute (NCI). The CRADA has a flexible duration, but is terminable upon the mutual consent of the parties or upon 30 days notice of either party. Under the CRADA, the NCI agreed to sponsor and conduct pre-clinical and human clinical trials to evaluate the effectiveness and potential superiority to other treatments of ADVEXIN therapy against a range of designated cancers, including breast cancer, ovarian cancer, bladder cancer and brain cancer. To date, the NCI has conducted or is conducting numerous Phase 1 clinical trials for ADVEXIN therapy. The NCI provided most of the funding for these activities. We supplied the NCI with ADVEXIN therapy product to be administered in these trials. We have exclusive rights to all pre-clinical and clinical data accumulated under the CRADA.
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
Adenoviral p53 Compositions and Therapies
     In developing our patent portfolio, we have focused our efforts in part on seeking protection for our potential products and how they will be used in the clinical trials. Arising out of our work with M. D. Anderson Cancer Center, we currently have an exclusive license to a number of United States and corresponding international patents and patent applications directed to adenoviruses that contain p53, referred to as adenoviral p53, adenoviral p53 DNA, adenoviral p53 pharmaceutical compositions, the production of adenoviral p53 compositions and the use of such compositions in various cancer therapies and protocols. We have also exclusively licensed from Aventis patent applications directed to adenoviral p53 and its clinical applications. We also have an exclusive license to a United States patent application and corresponding international applications directed to the use of the p53 tumor suppressor in the treatment of cancer patients whose tumors express a normal p53 protein.
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
Adenovirus Production, Purification and Formulation
     Another focus of our research has involved the development of procedures for the commercial-scale production of our potential adenoviral-based products, including that of ADVEXIN therapy. In this regard, we own three issued United States patents as well as a number of pending United States applications and corresponding international applications directed to highly purified adenoviral compositions, commercial-scale processes for producing adenoviral-based compositions having a high level of purity, as well as to storage-stable formulations. These patents and patent applications include procedures for preparing commercial quantities of recombinant adenovirus products and include procedures applicable to the p53 tumor suppressor, as well as any of our other potential products. We have also licensed from Aventis in the p53 field a United States patent and corresponding international applications directed to processes for the production of purified adenoviruses, which are useful for our product applications. With respect to storage-stable formulations, we were issued a United States patent directed to compositions and methods concerning improved, storage-stable adenovirus formulations. This patent is not limited to our ADVEXIN product candidate and may eventually replace formulations currently in use.
Other Tumor Suppressors
     We either own or have exclusively licensed rights in a number of other patents and applications directed to the clinical application of various tumor suppressors other than p53, including the mda-7, BAK, the 3p21.3 family (FUS-1) and anti-sense K-ras. We have exclusively licensed or optioned rights in a number of issued United States patents covering the use of the mda-7 and BAK tumor suppressors.

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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At March 31, 2006, we had an accumulated deficit of $151.7 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At March 31, 2006, we had cash, cash equivalents and short-term investments of $27.4 million. During the three months ended March 31, 2006, we used $5.6 million of cash and cash equivalents for operating activities. In addition, we used $36,000 for purchases of property and equipment and $224,000 for principal payments on notes payable to support those activities. These uses of cash were offset by the receipt of $97,000 under notes payable primarily to finance equipment acquisitions and $29,000 from sales of common stock resulting from stock option exercises. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. During the three months ended March 31, 2006, we earned revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. There is no assurance we will continue to earn revenue from these sources in the future. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
     In November 2005, we sold approximately 3.6 million shares of our common stock in a direct equity sale to Colgate-Palmolive pursuant to a shelf registration statement for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after related fees and expense, were approximately $19.6 million. See Part I, Item 2. “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Business and Collaborative Arrangements — Alliance with Colgate-Palmolive Company” above for further discussion of our agreement with Colgate-Palmolive.
Conversion of Preferred Stock to Common Stock
     In June 2005, the 100,000 issued and outstanding shares of our Series A Non-Voting Convertible Preferred Stock held by Aventis were converted into 2,343,721 shares of our common stock. Following the conversion, these shares of preferred stock were cancelled and are no longer issuable. We received no cash or other consideration in connection with this conversion.
     Under a voting agreement related to these shares, Aventis must vote these shares in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of our stockholders. This voting requirement terminates at the earliest of June 2011 or the sale of these shares pursuant to an effective registration statement, on the open market or to an Aventis non-affiliate, as defined in the voting agreement. Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) ) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of March 31, 2006, Aventis held approximately 4.2 million shares of our common stock subject to the voting agreement.
     After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.
Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of March 31, 2006, the shares we purchased had a fair market value of $2.8 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
Research Grants
     We have received further funding under a grant from the NCI to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. We received grant funding and earned grant revenue under this grant of zero and $118,000 during the three months ended March 31, 2006 and March 31, 2005, respectively.
     Magnum, our wholly-owned subsidiary, received funding under a grant from the NIH for the development of complementary adenoviral vectors for the treatment of cancer. Grant funding received and grant revenue earned under this grant was $163,000 and $264,000 during the three months ended March 31, 2006 and March 31, 2005, respectively. The amounts earned and received during the three months ended March 31, 2006, were the final amounts available under this grant.
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
     Intangible Assets. Grant rights acquired, which are presented as an intangible asset on our balance sheet, resulted from our asset acquisition related to the purchase of Magnum in October 2004. We amortize that asset to expense on a straight-line basis over the estimated remaining life of that asset. We review purchased intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by utilizing a discounted cash flow technique.
     Revenue Recognition. Contract services revenue is recognized when the related services are completed and delivered to the customer. Deferred revenue is recorded for cash received for which the related expense had not been incurred. Grant revenue is recognized as research expense relating to a grant is incurred and the work contemplated under the grant has been performed. Rental income from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease is recognized on a straight-line basis over the term of the lease. Any cash payments received in excess of rental income recognized is recorded as deferred revenue. Rental income is included in other income in the accompanying condensed consolidated statement of operations.
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
     Share-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, “Accounting For Share-Based Compensation.” From that date forward, we record share-based compensation expense for all stock options issued to all persons to the extent that such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. We recognize that expense ratably over the period the stock options vest.
     Prior to January 1, 2006, we applied APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations for determining compensation expense related to our stock option grants. Under that principle, we measured compensation expense for stock options issued to our directors and employees using the intrinsic value of the stock option at date of grant, which generally resulted in us recording no compensation expense since the intrinsic value of those stock options was typically zero at the date of grant due to the exercise price of those stock options being equal to the fair value of our shares on the date of grant. Compensation expense for stock options issued to all other persons was measured using the fair value of the stock option at the date of grant determined under the Black-Scholes option pricing model, which generally resulted in us recording a compensation expense.
     The Black-Scholes option pricing model we use to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements.

     We implemented SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not restated.
Recently Issued Accounting Pronouncements
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Share—Based Compensation” above for discussion of a recently effective accounting pronouncement significant to us.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended March 31, 2006 and March 31, 2005.”
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
     For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see Part II, Item 1A. “Risk Factors,” particularly the risk factors entitled:
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
Comparison of Three Months Ended March 31, 2006 and March 31, 2005
     In the following comparison of the three months ended March 31, 2006, and March 31, 2005, references to the 2006 period refer to the three months ended March 31, 2006, and references to the 2005 period refer to the three months ended March 31, 2005.
Revenue
     Contract Services, Grant and Other Revenue. For the 2006 and 2005 periods, we earned revenue primarily from (1) research grants from U.S. Government agencies and (2) third parties under agreements to provide contract manufacturing process development and product production services for them. Total contract services, grant and other revenue was $225,000 for the 2006 period compared to $509,000 for the 2005 period, a decrease of 56%. This decrease was due to (1) decreased contract services revenue as a result of a larger portion of this work still being in progress and not yet subject to recognition as revenue in the 2006 period compared to the 2005 period, even though the general level of our contract services business activity was comparable between the periods, and (2) decreased revenue earned from research grants from U.S. Government agencies primarily as result of the completion in 2006 of funding under the grant received by Magnum.
Costs and Expense
     Research and Development. Research and development expense consisted of the following (in thousands):

	Three months ended
	March 31,
	2005	2006
Pre-clinical stage programs expense	$501	$482
Clinical stage programs expense	3,934	3,724
General research and development expense	804	840

Total research and development expense	$5,239	$5,046

     Research and development expense included share-based payments expense of $217,000 in the 2006 period and zero in the 2005 period.
     The 4% decrease in research and development expense in the 2006 period compared to the 2005 period was a result of (1) lower costs in the 2006 period compared to the 2005 period related to clinical trial activities due to variations in the timing of the enrollment and treatment of patients in our clinical trials and the analysis of the related data and (2) decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of funding under that grant in 2006. These decreases were offset by increased share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.” This implementation resulted in us recording share-based compensation expense for stock option grants to officers and employees in the 2006 period for which there was no comparable expense recorded in the 2005 period as allowed by generally accepted accounting principals in effect during the 2005 period.
     General and Administrative. General and administrative expense was $3.8 million for the 2006 period compared to $1.8 million for the 2005 period. This expense included share-based compensation expense of $2.0 million in the 2006 period and $88,000 in the 2005 period. This 111% increase in general and administrative expense was primarily due to higher share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.” This implementation resulted in us recording share-based compensation expense for stock option grants to officers and employees in the 2006 period for which there was no comparable expense recorded in the 2005 period as allowed by generally accepted accounting principals in effect during the 2005 period.
     Share-Based Compensation Expense. Share-based compensation expense was $2.2 million for the 2006 period compared to $88,000 for the 2005 period. The 2400% increase in this expense was due to the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Share-Based Compensation.”
Interest Income, Interest Expense and Other Income
     Interest income was $299,000 for the 2006 period compared to $184,000 for the 2005 period, an increase of 62%. This increase was primarily due to (1) a higher average balance of cash, cash equivalents and short-term investments in the 2006 period compared to the 2005 period and (2) higher interest rates earned on our invested funds during the 2006 period compared to the 2005 period.
     Interest expense was $156,000 for the 2006 period compared to $150,000 for the 2005 period, an increase of 4%. This increase was primarily due to (1) additional borrowings subsequent to the 2005 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings originating subsequent to the 2005 period.
     Other income was $255,000 for the 2006 period and $275,000 for the 2005 period, a decrease of 7%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities. This decrease was a result of normal fluctuations in various miscellaneous activities not significant to our overall operations.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2006 period refer to the three months ended March 31, 2006 and references to the 2005 period refer to the three months ended March 31, 2005.
     We have incurred annual operating losses since our inception. At March 31, 2006, we had an accumulated deficit of $151.7 million. From inception through March 31, 2006, we have financed our operations primarily from the following sources:
•	$49.7 million of collaborative research and development payments from Aventis;

•	$41.4 million of equity sales in December 2003 and December 2004 through registered direct offerings under a shelf registration filed with the Commission;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million of net proceeds from our initial public offering in October 2000;

•	$29.4 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003);

•	$19.6 million of equity sales, net of offering costs, to Colgate-Palmolive pursuant to an alliance agreement entered into in November 2005;

•	$19.9 million from contract services, grants, interest and other income;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$5.8 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.

     At March 31, 2006, we had cash, cash equivalents and short-term investments of $27.4 million, compared to $33.1 million at December 31, 2005. Cash and cash equivalents constituted $6.5 million and $28.1 million of these amounts at March 31, 2006, and December 31, 2005, respectively. This decrease in cash and cash equivalents at March 31, 2006, as compared to December 31, 2005 was due to activity during the three months ended March 31, 2006, that included (1) $5.6 million used in operating activities, (2) $15.8 million used in investing activities and (3) $98,000 used in financing activities.
     We expect to continue focusing our activities primarily on conducting Phase 3 and other clinical trials, conducting data analysis related to those trials, preparing regulatory documentation submissions to the FDA, producing ADVEXIN therapy and other clinical materials for use in our clinical trials and conducting pre-marketing activities for ADVEXIN therapy. We expect to continue our research and development of various other targeted molecular therapy technologies. If ADVEXIN therapy or any of our other product candidates are approved for commercial sale by the FDA, we expect to conduct activities supporting the marketing, sales, production and distribution of those products, either ourselves or in collaboration with other parties.
     The majority of our expenditures for the foreseeable future will most likely be for our activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the three months ended March 31, 2006. We believe our existing working capital can fund our operations for the next 15 to 21 months, although we may have to make adjustments to the scope of operations to achieve that objective. Unforeseen events could shorten that time period.
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
     Net cash used in operating activities was $5.6 million for the 2006 period compared to $5.9 million for the 2005 period. This decrease was primarily due to:
•	A smaller net loss, exclusive of share-based compensation, in the 2006 period compared to the 2005 period. The $8.2 million net loss in the 2006 period compares to a net loss of $6.2 million in the 2005 period. These losses include share-based compensation expense, which does not use cash, of $2.2 million in the 2006 period and $88,000 in the 2005 period. Accordingly, the net loss before share-based compensation expense was $6.0 million in the 2006 period compared to $6.1 million in the 2005 period, a decrease of $100,000.

•	A smaller aggregate decrease in accounts payable and accrued liabilities in the 2006 period compared to the 2005 period. Changes in these accounts arise primarily from variations in the timing of payments to vendors that is a function of the nature of vendors to whom we have obligations and variations in the terms of payment to them.

•	A decrease in deferred revenue during the 2006 period compared to an increase in that amount during the 2005 period. Our deferred revenue and cash increase when we receive payments for contract manufacturing process development and product production services work in advance of completing the work to which the payments relate. Our deferred revenue decreases, with no effect on cash, as we complete that work and recognize the related revenue. The changes in deferred revenue vary based upon the timing of when we receive prepayments for this work and when we complete the work to support recognizing revenue. The general level of our business activity related to contract manufacturing process development and product production services work was comparable between the 2006 period and the 2005 period.
     Net cash used in investing activities was $15.8 million for the 2006 period compared to $8.2 million for the 2005 period. This increase was primarily due to a higher level of net activity in purchases of short-term investments in the 2006 period compared to the 2005 period due to normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and the availability of cash from sales of our common stock.
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

     Net cash used by financing activities was $98,000 during the 2006 period compared to net cash provided by financing activities of $440,000 during the 2005 period. This change was due to:
•	A decrease in proceeds from sales of common stock due to a lower level of stock option exercises in the 2006 period compared to the 2005 period;

•	A decrease in proceeds from notes payable in the 2006 period compared to the 2005 period due to a decrease in purchases of property and equipment resulting in a reduced need for related financing; and

•	An increase in principal payments under notes payable in the 2006 period compared to the 2005 period due to additional borrowings during the 2005 period to finance equipment purchased during that period.
     We have an agreement with VirRx, which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:
•	We have purchased VirRx’s Series A Preferred Stock for cash in the amount of $2,475,000 during the period from inception of this agreement through March 31, 2006, and in the amount of $150,000 in the 2006 period and the 2005 period. These purchases are recorded as research and development expense. We have no plans at this time to purchase additional shares of this stock and are no longer required to make periodic purchases of Series A Preferred Stock under this agreement but may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.

•	VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement upon 90 days prior written notice.

•	Provided the collaboration and license agreement remains in place, we are required to make milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment. The milestone stock purchases and cash payment are not anticipated to be required in the near future. We have an option to purchase all outstanding shares of VirRx at any time until March 2007.
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for April 1, 2006 through December 31, 2006	$1,012
Total debt service payments due during the year ending December 31:
2007	1,205
2008	879
2009	740
2010	735
Thereafter	10,409

Total debt service payments	14,980
Less portion representing interest	(6,567)

Total principal balance at March 31, 2006	$8,413

Principal balance presented on the March 31, 2006 balance sheet as liabilities in these categories:
Current portion of notes payable	$730
Notes payable, net of current portion	7,683

Total principal balance at March 31, 2006	$8,413

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

April 1, 2006 through December 31, 2006	$338
Year ending December 31,
2007	387
2008	369
2009	250
2010	156
Thereafter	2,459

Total minimum lease payments under operating leases	$3,959

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
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $205,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of March 31, 2006, we would have been obligated to make final payments totaling $205,000. Dr. Roth is one of our stockholders.
     We have a consulting agreement with the placement agent and investment advisor who assisted us with the sale of our common stock in December 2004. We intend to pay them a fee of $25,000 per month on a month-to-month basis in consideration for their ongoing assistance with business development and financial matters.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $28,000 per month during the non-cancelable term of this lease, which expires in 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal government obligations. Investments are classified as held-to-maturity and are carried at amortized cost. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of March 31, 2006 would decrease our interest income by approximately $274,000 per year and approximately $68,500 per quarter.

     At March 31, 2006, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which SR Pharma participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. A hypothetical 10% decrease in the stock price of our marketable securities as of March 31, 2006 would decrease the value of those marketable securities by approximately $276,000. A hypothetical 10% decrease in the value of the British Pound as of March 31, 2006 would decrease the fair value of our marketable securities by approximately $276,000. A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of March 31, 2006, would decrease the fair value of our marketable securities by approximately $525,000.
     Our purchase price for these SR Pharma marketable securities was approximately $3.0 million. At March 31, 2006, the fair value of these marketable securities was approximately $2.8 million, which is approximately $200,000 less than our cost. The impact of the foreign currency translation adjustment in the relative values of the Pound and the U.S. dollar was not material during this period.
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
     We do not believe that the outcome of any present, or all litigation in the aggregate, will have a material effect on our business. You can read the discussion of our opposition of the patents under Part II, Item 1A. “Risk Factors.”
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
     We have generated operating losses since we began operations in June 1993. As of March 31, 2006, we had an accumulated deficit of approximately $151.7 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     We expect we will fund our operations over approximately the next 15 to 21 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may need to raise additional capital sooner, however, under various circumstances, including if we experience:
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

     The FDA has not approved any recombinant DNA therapy products of the types being developed by us for sale in the United States. The commercial success of our products will depend in part on public acceptance of the use of these types of recombinant DNA products, which are a new type of disease treatment for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that these types of recombinant DNA products are unsafe, and these treatment methodologies may not gain the acceptance of the public or the medical community. Negative public reaction to these types of recombinant DNA products could also result in greater government regulation and stricter clinical trial oversight.
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
     For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, SFAS 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS 123R has had a significant impact on our results of operations for the three months ended March 31, 2006. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations for the remainder of 2006 and subsequent periods.
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
     In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned at the time of this acquisition by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares were held by an independent escrow agent for a period of approximately one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement. Such shares have since been released from escrow. Magnum’s primary asset is the funding it receives under a research grant from the NIH, which supplements our ongoing research and development programs. During the three months ended March 31, 2006, we earned $163,000 of revenue under this grant, which completed the funding available to us under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
     We have relationships with Jack A. Roth, M.D., and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see our “Notes to Consolidated Financial Statements” beginning on page F-7 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by the Audit Committee to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.
     The Audit Committee has also pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns.
Item 6. Exhibits

Exhibit
Number		Description of Document
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
May 10, 2006	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002