Form 10-Q
period 2006-06-30
INTROGEN THERAPEUTICS INC
filed 2006-08-09
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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
     As of August 7, 2006, the registrant had 37,240,053 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,090	$9,036
Short term investments	5,032	12,440

Total cash, cash equivalents and short term investments	33,122	21,476
Marketable securities	2,892	1,901
Prepaid expense and other current assets	297	347

Total current assets	36,311	23,724
Property and equipment, net of accumulated depreciation of $12,588 and $13,307, respectively	6,181	5,741
Grant rights acquired	163	—
Other assets	326	303

Total assets	$42,981	$29,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,258	$2,538
Accrued liabilities	3,296	2,932
Deferred revenue	472	531
Current portion of notes payable	756	742

Total current liabilities	6,782	6,743
Notes payable, net of current portion	7,784	7,709
Deferred revenue, long-term	1,404	1,425

Total liabilities	15,970	15,877

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; 37,147 and 37,240 shares issued and outstanding in 2005 and 2006, respectively	37	37
Additional paid-in capital	170,675	174,374
Deferred compensation	(68)	—
Accumulated deficit	(143,459)	(159,369)
Accumulated other comprehensive loss	(174)	(1,151)

Total stockholders’ equity	27,011	13,891

Total liabilities and stockholders’ equity	$42,981	$29,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Unaudited)
Contract services, grant and other revenue	$336	$98	$845	$323
Operating costs and expense:

Research and development, including share-based compensation of $396 and $253 for the three months ended June 30, 2005 and 2006, respectively, and $396 and $470 for the six months ended June 30, 2005 and 2006, respectively	5,700	4,896	10,939	9,942

General and administrative, including share-based compensation of $315 and $1,307 for the three months ended June 30, 2005 and 2006, respectively, and $403 and $3,328 for the six months ended June 30, 2005 and 2006, respectively	2,006	3,273	3,816	7,069

Total operating costs and expense	7,706	8,169	14,755	17,011

Loss from operations	(7,370)	(8,071)	(13,910)	(16,688)
Interest income	193	267	377	566
Interest expense	(158)	(175)	(308)	(331)
Other income	274	288	549	543

Net loss	$(7,061)	$(7,691)	$(13,292)	$(15,910)

Net loss per share, basic and diluted	$(0.23)	$(0.21)	$(0.43)	$(0.43)

Shares used in computing basic and diluted net loss per share	31,182	37,214	30,963	37,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,292)	$(15,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	803	719
Share-based compensation	550	3,769
Amortization of grant rights acquired	474	133
Changes in assets and liabilities:
Increase (decrease) in other assets	191	(27)
Increase (decrease) in accounts payable	(522)	280
Increase (decrease) in accrued liabilities	(225)	(366)
Increase (decrease) in deferred revenue	211	(114)

Net cash used in operating activities	(11,810)	(11,516)

Cash flows from investing activities:
Purchases of property and equipment	(197)	(85)
Purchases of short-term investments	(24,970)	(22,198)
Maturities of short-term investments	12,907	14,790

Net cash used in investing activities	(12,260)	(7,493)

Cash flows from financing activities:
Proceeds from exercise of stock options	478	29
Proceeds from notes payable	438	346
Principal payments under notes payable	(362)	(434)

Net cash provided by (used in) financing activities	554	(59)

Effect of exchange rate changes on cash	—	14

Net decrease in cash and cash equivalents	(23,516)	(19,054)
Cash and cash equivalents, beginning of period	30,187	28,090

Cash and cash equivalents, end of period	$6,671	$9,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$276	$309

Construction allowance for leasehold improvements	$—	$194

Non-cash unrealized loss on marketable securities	—	991
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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.
3. Significant Accounting Policies
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006. Those accounting policies remain in effect except to the extent described in the following notes.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Accounting For Share-Based Compensation.” From that date forward, we record share-based compensation expense for all stock options issued to all persons to the extent such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. We record that expense ratably over the period the stock options vest.
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
4. Stock Options
     The 2000 Stock Option Plan (Stock Option Plan) was initiated in October 2000. All stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or non-statutory, or stock purchase rights to our employees, directors and consultants to purchase shares of our common stock. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant. The awards generally cliff vest 25% per year over a four year period and have contractual terms of ten years. The Stock Option Plan provides for annual increases each January 1 in the number of shares available for issuance in an amount equal to the lesser of 1.6 million shares, 5% of the outstanding shares on the date of the annual increase, or a lesser amount as may be determined by the Board of Directors. At June 30, 2006, there were approximately 1.4 million shares of common stock reserved for future grants under this plan. In the event of a merger, reorganization or change in our controlling ownership, options granted under the Stock Option Plan (1) may be assumed or substituted with substantially equivalent options by the successor corporation and (2) become fully vested and immediately exercisable regardless of whether or not they are assumed or substituted by the successor corporation. The Stock Option Plan terminates in 2010 and may be amended or terminated by the Board of Directors.
     Prior to October 2000, stock options were granted under our 1995 Stock Plan. We no longer issue options under this plan. In the event of a merger or the sale of all or substantially all of our assets, all options outstanding under this plan become fully vested and immediately exercisable unless the successor corporation assumes or substitutes other options in their place. No shares of common stock were reserved for future grants under this plan at June 30, 2006.
     Our accounting policy for stock options is described in Note 3. Had we recognized share-based compensation expense in our financial statements for the three and six months ended June 30, 2005 determined using the fair value method for all stock options (as allowed by SFAS No. 123), our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(7,061)	$(13,292)
Add: Share-based employee compensation expense included in reported net loss	415	415
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(1,228)	(1,943)

Pro forma net loss	$(7,874)	$(14,820)

Loss per share:
Basic and Diluted — as reported	$(0.23)	$(0.43)

Basic and Diluted — pro forma	$(0.25)	$(0.48)

     These pro forma disclosures are not applicable to the three and six months ended June 30, 2006, because share-based compensation expense for all stock options vesting during that period is recognized in our financial statements for that period. Our adoption of SFAS No. 123R increased research and development expense by $253,000 and $470,000 for the three and six months ended June 30, 2006 and general and administrative expense by $1.0 million and $3.0 million for the three and six months ended June 30, 2006.
     Activity under our option plans is as follows:

		Weighted	Weighted Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate Intrinsic
	Outstanding	per Share	Life	Value (000’s)
Balance, December 31, 2005	5,978,369	$4.49	n/a	n/a
Granted	1,153,350	4.83	n/a	$7
Exercised	(44,826)	0.64	n/a	$207
Cancelled	(53,775)	6.21	n/a	n/a

Balance, June 30, 2006	7,033,118	4.56	6.92	$4,696

Vested at June 30, 2006 and expected to vest	6,814,625	4.58	6.98	$4,361
Exercisable at June 30, 2006	4,510,780	4.11	6.03	$4,317

     Additional information of note related to our stock options includes:
•	The weighted average fair value of options granted during the three and six months ended June 30, 2006 was $3.50 and $3.60.

•	The aggregate intrinsic value of stock options at exercise, represented in the table above, was zero and $207,000 for the three and six months ended June 30, 2006.

•	The total unrecognized share-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $9.4 million as of June 30, 2006. This amount relates to approximately 2.5 million shares with a per share weighted average fair value of $4.52. We anticipate this expense to be recognized over a weighted average period of approximately 1.6 years.
     We applied the following assumptions on a weighted average basis in computing the fair value of stock options at their date of grant using the Black-Scholes option pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Expected volatility	89.50%	87.09%	89.51%	87.85%
Risk free interest rate	4.08%	4.99%	4.08%	4.84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life, in years	10.00	5.99	10.00	5.78
     Specifics regarding these assumptions include:
•	The expected volatility is calculated using the daily historical volatility of our common stock over a term that approximates the expected life of the option grants. The range of our volatility estimates for the six months ended June 30, 2006 and 2005 was 84.8% to 90.5% and 89.5% to 91.8%, respectively.

•	The risk-free interest rate is based on the U.S. treasury yield curve for five to seven-year terms and the ten-year zero coupon treasury bill rate for the three and six months ended June 30, 2006 and 2005, respectively. The range of our risk-free interest rates for the six months ended June 30, 2006 and 2005 was 4.29% to 5.10% and 3.94% to 4.46%, respectively.

•	As allowed by Staff Accounting Bulletin No. 107, we have elected to apply the “shortcut approach” in developing our estimate of expected term for “plain vanilla” stock options by using the mid-point between the vesting date and contractual termination date.
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
5. Intangible Assets
     Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum Therapeutics Corporation (Magnum) in 2004, are as follows (in thousands):

	December 31, 2005			June 30, 2006
	Gross		Net	Gross	Adjustment		Net
	Carrying	Accumulated	Carrying	Carrying	To Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amount	Amortization	Amount
Asset acquisition:
Acquired grant rights (22 month amortization period)	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—
Ending balance	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—
     Research and development expense includes amortization of intangibles of zero and $237,000 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $133,000 and $474,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. During the three months ended March 31, 2006, the acquired grant rights were reduced by $30,000 as a result of the final contractual settlement of the purchase of Magnum. During the three months ended December 31, 2005, we changed our estimate of the useful life of the acquired grant rights from 22 months to 17 months. The effect of this change was to increase amortization expense for the year ended December 31, 2005 and decrease amortization expense for the year ending December 31, 2006 by $470,000. Estimated annual amortization expense for the year ending December 31, 2006 is $133,000 and zero thereafter.
6. Investment in VirRx, Inc.
     Under an agreement with VirRx, Inc. (VirRx), we purchased zero and $150,000 of their Series A Preferred Stock in the three and six month periods ended June 30, 2006, respectively. We purchased $150,000 and $300,000 of that stock during the three and six month periods ended June 30, 2005, respectively. We record these purchases as research and development expense. We have no obligation to make any additional periodic purchases of their Series A Preferred Stock under this agreement but may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business and Collaborative Arrangements — VirRx, Inc.” VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of certain VirRx technologies. We may unilaterally terminate this collaboration and license agreement upon 90 days prior written notice. In accordance with the provisions of Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” VirRx is not consolidated in our financial statements. For additional discussion of our agreements with VirRx, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
7. Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma plc (SR Pharma) for approximately $3.0 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products. This investment is classified as marketable securities on our balance sheet. Marketable securities are classified as “available-for-sale” and are presented at fair value with any unrealized gains or losses included in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet.
8. Mortgage Note Payable
     We have a mortgage note payable to a bank related to our facilities that had an outstanding principal balance of $7,379,000 and $7,482,000 at June 30, 2006 and December 31, 2005, respectively. In April 2006, we exercised our option to extend the note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance, estimated to be approximately $6,648,000, is payable in full. As a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month. Our facilities are pledged as security for the mortgage note payable.
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
     Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of June 30, 2006, Aventis held approximately 4.1 million shares of our common stock subject to the voting agreement.
     After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.
10. Accumulated Other Comprehensive Income or Loss
     Accumulated other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Accumulated other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net loss	$(7,061)	$(7,691)	$(13,292)	$(15,910)
Foreign currency translation adjustments	—	14	—	14
Unrealized gain (loss) on marketable securities	—	(863)	—	(991)

Total comprehensive loss	$(7,061)	$(8,540)	$(13,292)	$(16,887)

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
   ADVEXIN® Therapy (p53)
     ADVEXIN Therapy Overview and Regulatory Status
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

     We have two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with recurrent squamous cell carcinoma of the head and neck (recurrent head and neck cancer). These trials involve administration of ADVEXIN therapy, both independently and in combination with chemotherapy, in recurrent head and neck cancer.
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
     We have reviewed historically successful FDA registration strategies for numerous cancer drugs, noting that during the past seven years, approximately 14 cancer drugs were initially approved based upon submissions of Phase 2 clinical data. A number of the Phase 2 trials supporting these approvals employed single-arm studies involving relatively small patient populations. Virtually all of those drugs relied on surrogate endpoints for approval and a substantial number of the products were for orphan drug indications. Further, the approval in 2006 of Erbitux® for the treatment of recurrent head and neck cancer was based on a Phase 2, uncontrolled study in which 13% of the study patients met an endpoint of overall response.
     We have conducted a series of meetings with the FDA to develop and implement the filing strategy for the BLA for ADVEXIN therapy, which is the application for approval to market and sell ADVEXIN therapy in the United States. As a result of these meetings, we are developing and pursuing an initial rolling BLA filing strategy based primarily on data from our Phase 2 clinical trials of ADVEXIN therapy for treatment of recurrent head and neck cancer. The FDA has concurred that preliminary evaluation of this data suggests a level of efficacy consistent with the standard for the initiation of a rolling BLA (a submission process also known as Submission Of a Partial Application or SOPA). The FDA has also concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has also concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. In conjunction with the new data, the new analyses, and other newly employed biological techniques, we are hopeful of more specifically targeting recurrent head and neck cancer in patients resulting in even better efficacy than has already been demonstrated.
     We have submitted a SOPA Request to the FDA Division of Cell and Gene Therapy proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer, based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit existing new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and consider conducting interim efficacy analyses on one or both of our ongoing Phase 3 trials. Given that we have two ongoing Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials. We will also be exploring with the FDA whether its recently announced Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process.
     We have proposed to the FDA an acceleration of the initiation of the planned interim safety analysis relative to one of our two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. This analysis is currently being conducted by a Data Safety Monitoring Board. We believe such safety information will also be useful to the FDA as part of our ongoing BLA submission process. We also plan to avail ourselves of suggestions by the FDA that we consider proposing to them an interim efficacy analysis of one or both of the ongoing Phase 3 clinical trials. As with the acceleration of the interim safety analysis, we believe that the interim efficacy results from one or both Phase 3 studies will be useful to the FDA in its review of our BLA.
     ADVEXIN Therapy as a Targeted Molecular Therapy
     We have identified a set of predictive indicators, commonly referred to as “biomarkers,” associated with high response rates and increased survival in Phase 2 clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. These trials are discussed in more detail below under “Other ADVEXIN Therapy Activities.” These biomarkers support the use of ADVEXIN therapy as a targeted molecular therapy.
     In the following discussion, we refer to various response rates, which include:
•	Complete response – a tumor has completely regressed in response to therapy.

•	Partial response – a tumor’s size has decreased by 50% or more after treatment.

•	Locoregional disease control – a complete response, a partial response or a stable tumor size maintained for at least three months after therapy.
     The identification of predictive indicators of ADVEXIN therapy activity complies with recent FDA biomarker initiatives to accelerate the approval of oncology products by predicting the patient populations most likely to benefit from a specific cancer therapy. The population we identified as benefiting from ADVEXIN therapy includes patients who are less likely to respond to standard therapies such as chemotherapies and radiation.
     A molecular biomarker predictive of ADVEXIN therapy activity is abnormal p53 function detected in tumor tissues by a routine immunohistochemistry laboratory test. In patients with the abnormal p53 biomarker, ADVEXIN therapy caused a statistically significant increase in median survival of 11 months compared to only 3 months for patients without abnormal p53 function. Patients with abnormal p53 function are known to have a poor prognosis when treated with standard therapies. In addition to this molecular biomarker, we have identified clinical prognostic biomarkers that correlate with statistically significant increases in survival, partial and complete tumor responses and durable locoregional disease control following treatment with ADVEXIN therapy. These clinical biomarkers include prior chemotherapy or radiotherapy consistent with ADVEXIN therapy’s mechanism of action of inducing tumor death in cells, or apoptosis, with DNA damage from previous treatments.
     The predictive biomarkers define target populations of patients with high tumor response rates and increased survival following treatment with ADVEXIN therapy. We have observed prognostic factors defining targeted subpopulations with response rates up to 29% and durable locoregional disease control rates of 57%. These tumor responses are associated with a statistically significant increase in median survival. The median survival of patients with durable locoregional disease control in this group was 12.4 months compared to 5.1 months for the entire study population
     The FDA, the National Cancer Institute (NCI), and the Centers for Medicare & Medicaid Services are undertaking the Oncology Biomarker Qualification Initiative to expedite the development of novel cancer treatments. These agencies define biomarkers as clinical or biological indicators of disease or therapeutic effects, which can be measured through dynamic imaging tests, laboratory tests on blood or tissue samples as well as by clinically defined parameters. This initiative was developed to employ biomarkers as a way of speeding the development and evaluation of new cancer therapies.
     The targeted molecular therapy provided by ADVEXIN therapy is evidenced by its use to successfully treat a Li-Fraumeni Syndrome (LFS) cancer patient on a compassionate use basis under a protocol authorized by the FDA. Our treatment of a tumor in an LFS patient with ADVEXIN therapy led to improvement of tumor-related symptoms and resulted in a complete response as determined by positron emission tomography (PET) computerized tomography (CT) scans. PET-CT scans measure the metabolic activity of tumors and are being increasingly utilized in the management of cancer patients because they provide more sensitive assessments of treatment effects compared to conventional CT and magnetic resonance imaging scans.
     This LFS study defined important biomarkers to guide the administration of ADVEXIN therapy to patients with other cancers who display p53 pathway abnormalities. Our molecular analysis of biopsies of the LFS tumor before and after treatment identified key markers of p53 pathway abnormalities that are used to predict and evaluate the effects of ADVEXIN therapy. These markers included detection of abnormal levels of p53 protein that identify aberrant p53 pathways and the induction of molecular markers of tumor growth control and tumor cell death that validate ADVEXIN therapy’s mechanisms of action. We believe these biomarkers can be used to identify patients most likely to benefit from ADVEXIN therapy.
     As a result of the success in treating LFS with ADVEXIN therapy, our wholly-owned subsidiary, Gendux AB, has submitted an Orphan Drug Designation Request to the European Medicines Evaluation Agency (EMEA) for the use of ADVEXIN therapy in the treatment of LFS. Under EMEA rules, treatments for orphan diseases such as LFS may be approved under “Exceptional Circumstance” provisions. A Marketing Authorization Application filed under these provisions can be reviewed on an expedited basis.

This registration approach is more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations. As a result of the encouraging clinical findings in treating LFS, we have made ADVEXIN therapy available on a compassionate use basis to qualified LFS patients with tumors refractory to standard treatment.
     LFS is an inherited genetic disorder that greatly increases the risk of developing several types of cancer typically with initial occurrence at a young age. The majority of LFS families have inherited mutations in the p53 tumor suppressor gene. The findings described above have been presented at the annual meetings of the American Society of Gene Therapy (ASGT) and the American Society of Clinical Oncology (ASCO).
     Other ADVEXIN Therapy Activities
     We performed a Phase 2 clinical trial of ADVEXIN therapy combined with neoadjuvant chemotherapy and surgery in women with locally advanced breast cancer. The results of this study were published in the journal Cancer. Objective clinical responses were seen following the combined therapy in 100% of the patients with a median of 80% reduction in tumor size. Following tumor shrinkage, complete tumor removal by subsequent surgery was achieved in 100% of the patients. At a median follow-up of 37 months (range, 30-41 months), four patients (30%) developed systemic recurrence and two patients died. The estimate breast cancer-specific survival rate at three years was 84%. There was no increase in systemic toxicity. Neoadjuvant treatments are administered prior to surgery and represent a novel and increasingly applied approach to making surgical tumor resections less invasive, improving outcomes and facilitating breast conservation.
     We completed a Phase 2 clinical trial of ADVEXIN therapy administered as a complement to radiation therapy in non-small cell lung cancer. In the 19 patients who participated in the trial, combined ADVEXIN therapy and radiation treatment resulted in 63% biopsy-proven complete responses at three months, which is approximately four times the expected rate using radiotherapy alone. The results of this study were published in Clinical Cancer Research.
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
     We have completed other clinical trials of ADVEXIN therapy, including Phase 1 studies in prostate cancer and bronchoalveolar carcinoma. To date, clinical investigators at sites in North America, Europe and Japan have treated over 600 patients with ADVEXIN therapy, establishing a large safety database. Findings from several of our clinical trials have been published in Clinical Cancer Research and Proceedings of the American Society for Clinical Oncology as well as presented at numerous conferences, including the San Antonio Breast Cancer Conference and various meetings of the ASCO, ASGT and the American Association for Cancer Research.
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
     Recent studies provide new insight into the molecular pathways by which the p53 tumor suppressor, the active component of ADVEXIN therapy, kills tumor cells. These studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan and at The University of Texas M. D. Anderson Cancer Center and were published in Molecular Cancer Therapeutics. Other data suggest the enhanced therapeutic effects of a combination of ADVEXIN and Erbitux® therapies in an animal model of human non-small cell lung cancer. Other pre-clinical studies conducted by our collaborators at Wayne State University, the Karmanos Cancer Institute located in Detroit, Michigan and the University of California-Irvine, as published in The Laryngoscope, show that the combination of ADVEXIN therapy and docetaxel resulted in increased levels of programmed cell death in head and neck tumor cells. Two lung cancer patients who were part of our ADVEXIN therapy studies program were featured in the Summer 2004 issue of Conquest magazine, a publication of M. D. Anderson Cancer Center, in connection with reaching their five-year survival anniversary. In addition, a patient with recurrent head and neck cancer who achieved a complete tumor remission on ADVEXIN therapy continues to be disease-free over eight years later while receiving repeated treatments of ADVEXIN therapy.
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
     Pre-clinical data indicate INGN 241 and bevacizumab, marketed by Roche Holding AG and Genentech, Inc. (Genentech) as Avastin®, each inhibit tumor angiogenesis through distinct mechanisms in models of lung cancer. Study results demonstrate that the combination of INGN 241 and Avastin® significantly increases anti-tumor activity compared with either agent used separately.
     Pre-clinical data indicate the combination of INGN 241 and Tarceva®, marketed by Genentech, more significantly inhibits tumor cell growth than Tarceva® administered alone. The preclinical data suggest the two agents work in concert to inhibit activity of the epidermal growth factor receptor, a potent driver for cell growth in many types of cancer.

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
     We have conducted pre-clinical studies with INGN 241 in breast cancer cell lines as a single agent, as well as in combination with radiation therapy, with chemotherapy (Taxotere® or Adriamycin®), with the hormone inhibitor Tamoxifen® and with Herceptin®, a biologic cancer therapy. In all settings, INGN 241 reduced cell growth and increased programmed tumor cell death (apoptosis). This effect was enhanced when combined with drugs currently used to treat breast cancer. In animal models of breast cancer, treatment with INGN 241 alone or in combination with radiation therapy resulted in significant decreases in tumor growth. In particular, our pre-clinical studies have shown treatment with a combination of INGN 241 plus Herceptin® induces cell death in Her-2/neu positive breast cancer cells at a rate greater than that seen with either agent alone. In these studies, it was also noted while Herceptin® exhibited no activity on Her-2/neu negative cells, INGN 241 did induce cell death in these cells.
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
     We have completed enrollment of a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial has indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. We have initiated later stage clinical trials using INGN 241 in patients with metastatic melanoma and recurrent head and neck cancer.
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
INGN 402 and INGN 403 (nanoparticle formulations of p53 and mda-7, respectively)
     We are developing two nanoparticle formulations for systemic delivery. INGN 402 contains the p53 tumor suppressor and INGN 403 contains the mda-7 tumor suppressor, also known as interleukin 24 (IL-24). Early studies with these new nanoparticle drug candidates have demonstrated a good safety profile and promising anti-cancer activity in murine lung tumor models. Data from the mda-7 nanoparticle studies was published in DNA and Cell Biology and presented at the annual meetings of the ASGT and ASCO.
INGN 007 (replication-competent viral therapy)
     We are developing INGN 007, a replication-competent viral therapy, which is also called an oncolytic virus, in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a molecule that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of the ASCO. We are developing this replication-competent viral therapy through our strategic collaboration with VirRx.
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
     We are evaluating additional molecules, including BAK, which hold promise as therapeutic candidates. BAK is a pro-apoptotic molecule that kills cancer cells. We are working with our collaborators at M. D. Anderson Cancer Center to identify and develop both viral and non-viral vectors containing this therapeutic molecule. We have exclusive rights to use the BAK molecule under a license with LXR Biotechnology, Inc. (LXR), with the LXR rights being subsequently sold to Tanox, Inc. (Tanox).
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
Nanoparticle Systemic Delivery Platform
     We have in-licensed and are developing a non-viral, nanoparticle delivery platform as a complementary delivery technology for certain types of cancers, or clinical indications, particularly those that require systemic administration. We are using this technology in INGN 401, INGN 402 and INGN 403.
     Data published in DNA and Cell Biology highlight the potential utility of combining our nanoparticle delivery system with the mda-7 tumor suppressor for the treatment of lung cancer. This data demonstrate that combining this innovative delivery system with the mda-7 tumor suppressor results in potent anti-cancer effects and systemic tumor growth inhibition in an animal model of lung cancer. We believe combining potent anti-cancer tumor suppressors, such as mda-7 or p53, with our nanoparticle delivery system could allow development of clinical strategies to attack metastatic cancers.
Replication-Competent Viral Delivery Systems
     Through our strategic collaboration with VirRx, we are developing replication-competent viral therapies, also known as oncolytic viruses, in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. This technology forms the basis for our INGN 007 product development. We anticipate pursuing clinical confirmation as to whether this self-amplifying delivery system can complement our existing adenoviral delivery system, which is replication disabled, in selected therapeutic scenarios, in applications beyond INGN 007.
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
     Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero and $150,000 in the three month periods ended June 30, 2006 and June 30, 2005, respectively, and $150,000 and $300,000 in the six month periods ended June 30, 2006 and June 30, 2005, respectively. These purchases are recorded as research and development expense. We are no longer required to make periodic purchases of their Series A Preferred Stock under this agreement. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.
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

SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of June 30, 2006, the shares we purchased had a quoted market value of $1.9 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
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
     We entered into a license agreement with The Board of Regents of the University of Texas System and M. D. Anderson Cancer Center in 1994. The license agreement terminates on July 20, 2009 (if no patent rights are applicable) or upon the last to expire of the relevant patents. The agreement is also terminable upon either party’s breach, upon our notice on a patent-by-patent basis or should we become insolvent. The technologies we have licensed from M. D. Anderson Cancer Center under the exclusive license agreement relate to multiple technologies. We have agreed to pay M. D. Anderson Cancer Center royalties on sales of products utilizing these technologies. We are obligated to reimburse any of M. D. Anderson Cancer Center’s costs that may be incurred in connection with obtaining patents related to the licensed technologies. Our strategy for product development is designed to take advantage of the significant multidisciplinary resources available at M. D. Anderson Cancer Center. These efforts have resulted in our becoming a significant corporate sponsor of activities at M. D. Anderson Cancer Center in recent years and have yielded to us exclusive patent and licensing rights to numerous technologies.
National Cancer Institute
     We have a cooperative research and development agreement, or CRADA, with the NCI. The CRADA has a flexible duration, but is terminable upon the mutual consent of the parties or upon 30 days notice of either party. Under the CRADA, the NCI agreed to sponsor and conduct pre-clinical and human clinical trials to evaluate the effectiveness and potential superiority to other treatments of ADVEXIN therapy against a range of designated cancers, including breast cancer, ovarian cancer, bladder cancer and brain cancer. To date, the NCI has conducted numerous Phase 1 clinical trials for ADVEXIN therapy. The NCI provided most of the funding for these activities. We supplied the NCI with ADVEXIN therapy product to be administered in these trials. We have exclusive rights to all pre-clinical and clinical data accumulated under the CRADA.
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
Adenovirus Production, Purification and Formulation
     Another focus of our research has involved the development of procedures for the commercial-scale production of our potential adenoviral-based products, including that of ADVEXIN therapy. In this regard, we own three issued United States patents as well as a number of pending United States applications and corresponding international applications directed to highly purified adenoviral compositions, commercial-scale processes for producing adenoviral-based compositions having a high level of purity, as well as to storage-stable formulations. These patents and patent applications include procedures for preparing commercial quantities of recombinant adenovirus products and include procedures applicable to the p53 tumor suppressor, as well as any of our other potential products. We have also licensed from Aventis in the p53 field a United States patent and corresponding international applications directed to processes for the production of purified adenoviruses, which are useful for our product applications. With respect to storage-stable formulations, we were issued a United States patent directed to compositions and methods concerning improved, storage-stable adenovirus formulations. This patent is not limited to our ADVEXIN therapy product candidate and may eventually replace formulations currently in use.
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
Other Therapeutic, Composition and Process Technologies
     We own or have exclusively licensed a number of United States and international patent applications on a range of additional technologies. These include various applications and patents relating to p53, combination therapy with 2-methoxyestradiol, anti-proliferative factor technologies, retroviral delivery systems, stimulation of anti-p53, screening and product assurance technologies, as well as second-generation p53 molecules. We have exclusively licensed a number of United States and international applications directed to various improved vector applications employing more than one molecular therapy for disease treatment, as well as applications directed to the delivery of molecular therapies for disease treatment without the use of a vector, or “non-viral” therapy. For example, a United States patent, exclusively licensed to us, was recently issued that is directed to adenoviruses that exhibit tissue specific replication. We also have exclusive rights in an issued United States patent and corresponding international applications directed to a low toxicity analogue of IL-24, also called F42K.
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

Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At June 30, 2006, we had an accumulated deficit of $159.4 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods.
     At June 30, 2006, we had cash, cash equivalents and short-term investments of $21.5 million, compared to $33.1 million at December 31, 2005. Cash and cash equivalents constituted $9.0 million and $28.1 million of these amounts at June 30, 2006, and December 31, 2005, respectively. Considering cash, cash equivalents and short-term investments in total, we used $11.6 million to operate our business during the six months ended June 30, 2006. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts during the six months ended June 30, 2006 consisted of (1) $11.5 million used in operating activities, (2) $7.5 million used in investing activities and (3) $59,000 used in financing activities. These amounts are further detailed in the condensed consolidated statement of cash flows presented above.
     We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. During the six months ended June 30, 2006, we earned revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. There is no assurance we will continue to earn revenue from these sources in the future. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
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
     Under a voting agreement related to these shares, Aventis must vote these shares in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of our stockholders. This voting requirement terminates at the earliest of June 2011 or the sale of these shares pursuant to an effective registration statement, on the open market or to an Aventis non-affiliate, as defined in the voting agreement. Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) ) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of June 30, 2006, Aventis held approximately 4.1 million shares of our common stock subject to the voting agreement.
     After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.
Investment in SR Pharma plc
     In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of June 30, 2006, the shares we purchased had a quoted market value of $1.9 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.

Research Grants
     We have received funding under a grant from the NCI to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. We received grant funding and earned grant revenue under this grant of zero and $112,000 during the three months ended June 30, 2006 and June 30, 2005, respectively, and zero and $230,000 during the six months ended June 30, 2006 and June 30, 2005, respectively.
     Magnum, our wholly-owned subsidiary, received funding under a grant from the NIH for the development of complementary adenoviral vectors for the treatment of cancer. Grant funding received and grant revenue earned under this grant was zero and $146,000 during the three months ended June 30, 2006 and June 30, 2005, respectively, and $163,000 and $410,000 during the six months ended June 30, 2006 and June 30, 2005, respectively. We have earned and received all amounts available under this grant.
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
Critical Accounting Policies
     Use of Estimates. The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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
     Intangible Assets. Grant rights acquired, which are presented as an intangible asset on our balance sheet, resulted from our asset acquisition related to the purchase of Magnum in October 2004. We have amortized that asset in its entirety to expense over its estimated life and have no further amortization to record relative to that item in the future.
     Revenue Recognition. Contract services revenue is recognized when the related services are completed and delivered to the customer. Deferred revenue is recorded for cash received for which the related work has not been completed and/or the related expense has not been incurred. Grant revenue is recognized as research expense relating to a grant is incurred and the work contemplated under the grant has been performed. Rental income from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease is recognized on a straight-line basis over the term of the lease. Any cash payments received in excess of rental income recognized is recorded as deferred revenue. Rental income is included in other income in the accompanying condensed consolidated statement of operations.
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
     Share-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, “Accounting For Share-Based Compensation.” From that date forward, we record share-based compensation expense for all stock options issued to all persons to the extent such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. We record that expense ratably over the period the stock options vest.
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
Recently Issued Accounting Pronouncements
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Share-Based Compensation” above for discussion of a recently effective accounting pronouncement significant to us.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended June 30, 2006 and June 30, 2005” and “Comparison of Six Months Ended June 30, 2006 and June 30, 2005.”
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
     For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see Part II, Item 1A. “Risk Factors,” particularly the risk factors entitled:
•	“If we are unable to commercialize ADVEXIN® therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed”;

•	“If we fail to comply with FDA requirements or encounter delays or difficulties in clinical trials for our product candidates, we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all”;

•	“Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market”;

•	“Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial conditions”;

•	“If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials”;

•	“If we cannot maintain our existing corporate and academic arrangements and enter into new arrangements, we may be unable to develop products effectively, or at all”;

•	“If we are not able to create effective collaborative marketing relationships, we may be unable to market ADVEXIN therapy successfully or in a cost-effective manner”; and

•	“Even if we receive regulatory approval to market our ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.”
Comparison of Three Months Ended June 30, 2006 and June 30, 2005
     In the following comparison of the three months ended June 30, 2006, and June 30, 2005, references to the 2006 period refer to the three months ended June 30, 2006, and references to the 2005 period refer to the three months ended June 30, 2005.
Revenue
     Contract Services, Grant and Other Revenue. For the 2006 and 2005 periods, we earned revenue from third parties under agreements to provide contract manufacturing process development and product production services. For the 2005 period, we also earned revenue from research grants from U.S. Government agencies. Total contract services, grant and other revenue was $98,000 for the 2006 period compared to $336,000 for the 2005 period, a decrease of 71%. This decrease was primarily due to decreased revenue earned under research grants from U.S. Government agencies as a result of us substantially completing subsequent to the 2005 period the work contemplated by those grants, including the work contemplated under the grant held by Magnum. There is significant competition for funding under grants from U.S. Government agencies such that we cannot predict the amount of such funding, if any, we might receive in the future. This decrease in revenue from grants was offset by an increase in contract services revenue as a result of the completion of certain such work so as to allow us to recognize revenue for those services that had been deferred in previous periods.

Costs and Expense
     Research and Development. Research and development expense consisted of the following (in thousands):

	Three months ended
	June 30,
	2005	2006
Pre-clinical stage programs expense	$1,003	$339
Clinical stage programs expense	3,826	3,649
General research and development expense	871	908

Total research and development expense	$5,700	$4,896

     Research and development expense included share-based compensation expense of $253,000 in the 2006 period and $396,000 in the 2005 period.
     The 14% decrease in research and development expense in the 2006 period compared to the 2005 period was a result of (1) lower costs in the 2006 period compared to the 2005 period since the 2005 period included higher costs related to our commencement of development and pursuit of an initial rolling BLA filing strategy for ADVEXIN therapy, (2) decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of work and funding under that grant in 2006 and (3) the expiration of the requirement to purchase additional shares of preferred stock of VirRx, discussed in the notes to our condensed consolidated financial statements under “Investment in VirRx, Inc.”
     General and Administrative. General and administrative expense was $3.3 million for the 2006 period compared to $2.0 million for the 2005 period. This expense included share-based compensation expense of $1.3 million in the 2006 period and $315,000 in the 2005 period. This 65% increase in general and administrative expense was primarily due to higher share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.” This implementation resulted in us recording share-based compensation expense for stock option grants to officers and employees in the 2006 period for which there was no comparable expense recorded in the 2005 period as allowed by GAAP in effect during the 2005 period.
     Share-Based Compensation Expense. Share-based compensation expense was $1.6 million for the 2006 period compared to $711,000 for the 2005 period. The 125% increase in this expense was due to the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation.”
Interest Income, Interest Expense and Other Income
     Interest income was $267,000 for the 2006 period compared to $193,000 for the 2005 period, an increase of 38%. This increase was primarily due to higher interest rates earned on our invested funds during the 2006 period compared to the 2005 period.
     Interest expense was $175,000 for the 2006 period compared to $158,000 for the 2005 period, an increase of 11%. This increase was primarily due to (1) additional borrowings subsequent to the 2005 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings originating subsequent to the 2005 period.
     Other income was $288,000 for the 2006 period and $274,000 for the 2005 period, an increase of 5%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities. This increase was a result of normal fluctuations in various miscellaneous activities not significant to our overall operations.
Comparison of Six Months Ended June 30, 2006 and June 30, 2005
     In the following comparison of the six months ended June 30, 2006, and June 30, 2005, references to the 2006 period refer to the six months ended June 30, 2006, and references to the 2005 period refer to the six months ended June 30, 2005.
Revenue
     Contract Services, Grant and Other Revenue. For the 2006 and 2005 periods, we earned revenue primarily from (1) research grants from U.S. Government agencies and (2) third parties under agreements to provide contract manufacturing process development and product production services. Total contract services, grant and other revenue was $323,000 for the 2006 period compared to

$845,000 for the 2005 period, a decrease of 62%. This decrease was due to (1) decreased contract services revenue as a result of a larger portion of this work still being in progress and not yet subject to recognition as revenue in the 2006 period compared to the 2005 period, even though the general level of our contract services business activity was comparable between the periods, and (2) decreased revenue earned under research grants from U.S. Government agencies as a result of us substantially completing subsequent to the 2005 period the work contemplated by those grants, including the work contemplated under the grant held by Magnum. There is significant competition for funding under grants from U.S. Government agencies such that we cannot predict the amount of such funding, if any, we might receive in the future.
Costs and Expense
     Research and Development. Research and development expense consisted of the following (in thousands):

	Six months ended
	June 30,
	2005	2006
Pre-clinical stage programs expense	$1,504	$821
Clinical stage programs expense	7,760	7,373
General research and development expense	1,675	1,748

Total research and development expense	$10,939	$9,942

     Research and development expense included share-based compensation expense of $470,000 in the 2006 period and $396,000 in the 2005 period.
     The 9% decrease in research and development expense in the 2006 period compared to the 2005 period was a result of (1) lower costs in the 2006 period compared to the 2005 period since the 2005 period included higher costs related to our commencement of development and pursuit of an initial rolling BLA filing strategy for ADVEXIN therapy, (2) decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in 2006 and (3) the expiration of the requirement to purchase additional shares of VirRx, discussed in the notes to our condensed consolidated financial statements under “Investment in VirRx, Inc.”
     General and Administrative. General and administrative expense was $7.1 million for the 2006 period compared to $3.8 million for the 2005 period. This expense included share-based compensation expense of $3.3 million in the 2006 period and $403,000 in the 2005 period. This 86% increase in general and administrative expense was primarily due to higher share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.” This implementation resulted in us recording share-based compensation expense for stock option grants to officers and employees in the 2006 period for which there was no comparable expense recorded in the 2005 period as allowed by GAAP in effect during the 2005 period.
     Share-Based Compensation Expense. Share-based compensation expense was $3.8 million for the 2006 period compared to $799,000 for the 2005 period. The 375% increase in this expense was due to the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation.”
Interest Income, Interest Expense and Other Income
     Interest income was $566,000 for the 2006 period compared to $377,000 for the 2005 period, an increase of 50%. This increase was primarily due to higher interest rates earned on our invested funds during the 2006 period compared to the 2005 period.
     Interest expense was $331,000 for the 2006 period compared to $308,000 for the 2005 period, an increase of 7%. This increase was primarily due to (1) additional borrowings subsequent to the 2005 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings originating subsequent to the 2005 period.
     Other income was $543,000 for the 2006 period and $549,000 for the 2005 period, a decrease of 1%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities. This decrease was a result of normal fluctuations in various miscellaneous activities not significant to our overall operations.

Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2006 period refer to the six months ended June 30, 2006 and references to the 2005 period refer to the six months ended June 30, 2005.
     We have incurred annual operating losses since our inception. At June 30, 2006, we had an accumulated deficit of $159.4 million. From inception through June 30, 2006, we have financed our operations primarily from the following sources:
•	$49.7 million of collaborative research and development payments from Aventis;

•	$41.4 million of equity sales in December 2003 and December 2004 through registered direct offerings under a shelf registration filed with the SEC;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million of net proceeds from our initial public offering in October 2000;

•	$29.4 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003);

•	$20.6 million from contract services, grants, interest and other income;

•	$19.6 million of equity sales, net of offering costs, to Colgate-Palmolive pursuant to an alliance agreement entered into in November 2005;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$6.1 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.
     At June 30, 2006, we had cash, cash equivalents and short-term investments of $21.5 million, compared to $33.1 million at December 31, 2005. Cash and cash equivalents constituted $9.0 million and $28.1 million of these amounts at June 30, 2006, and December 31, 2005, respectively. Considering cash, cash equivalents and short-term investments in total, we used $11.6 million to operate our business during the six months ended June 30, 2006. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts during the six months ended June 30, 2006 consisted of (1) $11.5 million used in operating activities, (2) $7.5 million used in investing activities and (3) $59,000 used in financing activities.
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
     The majority of our expenditures for the foreseeable future will most likely be for our activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the six months ended June 30, 2006. We believe our existing working capital can fund our operations for the next 12 to 15 months, although we may have to make adjustments to the scope of operations to achieve that objective. Unforeseen events could shorten that time period.
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

     Net cash used in operating activities was $11.5 million for the 2006 period compared to $11.8 million for the 2005 period. This decrease was primarily due to:
•	A smaller net loss, exclusive of share-based compensation, in the 2006 period compared to the 2005 period. The $15.9 million net loss in the 2006 period compares to a net loss of $13.3 million in the 2005 period. These losses include share-based compensation expense, which does not use cash, of $3.8 million in the 2006 period and $550,000 in the 2005 period. Accordingly, the net loss before share-based compensation expense was $12.1 million in the 2006 period compared to $12.7 million in the 2005 period, a decrease of $600,000.

•	A smaller aggregate decrease in accounts payable and accrued liabilities in the 2006 period compared to the 2005 period. Changes in these accounts arise primarily from variations in the timing of payments to vendors that is a function of the nature of vendors to whom we have obligations and variations in the terms of payment to them.

•	A decrease in deferred revenue during the 2006 period compared to an increase in that amount during the 2005 period. Our deferred revenue and cash increase when we receive payments for contract manufacturing process development and product production services work in advance of completing the work to which the payments relate. Our deferred revenue decreases, with no effect on cash, as we complete that work and recognize the related revenue. The changes in deferred revenue vary based upon the timing of when we receive prepayments for this work and when we complete the work to support recognizing revenue. The general level of our business activity related to contract manufacturing process development and product production services work was comparable between the 2006 period and the 2005 period.

•	A decrease in other assets during the 2006 period compared to an increase in other assets during the 2005 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in prepaid assets during the 2006 and 2005 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business taken as a whole.
     Net cash used in investing activities was $7.5 million for the 2006 period compared to $12.3 million for the 2005 period. This decrease was primarily due to a lower level of net activity in purchases of short-term investments in the 2006 period compared to the 2005 period due to normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and the availability of cash from sales of our common stock.
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
     Net cash used by financing activities was $59,000 during the 2006 period compared to net cash provided by financing activities of $554,000 during the 2005 period. This change was due to:
•	A decrease in proceeds from sales of common stock due to a lower level of stock option exercises in the 2006 period compared to the 2005 period;

•	A decrease in proceeds from notes payable in the 2006 period compared to the 2005 period due to a decrease in purchases of property and equipment resulting in a reduced need for related financing; and

•	An increase in principal payments under notes payable in the 2006 period compared to the 2005 period due to additional borrowings subsequent to the 2005 period to finance equipment purchased during that period.
     Under an agreement with VirRx, we have purchased shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:
•	We have purchased VirRx’s Series A Preferred Stock for cash in the amount of $2,475,000 during the period from inception of this agreement through June 30, 2006, and in the amount of $150,000 in the 2006 period (specifically during the three months ended March 31, 2006) and $300,000 in the 2005 period. These purchases are recorded as research and development expense. We have no plans at this time to purchase additional shares of this stock and are no longer required to make periodic purchases of Series A Preferred Stock under this agreement. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.

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
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for July 1, 2006 through December 31, 2006	$704
Total debt service payments due during the year ending December 31:
2007	1,302
2008	977
2009	781
2010	734
Thereafter	10,409

Total debt service payments	14,907
Less portion representing interest	(6,456)

Total principal balance at June 30, 2006	$8,451

Principal balance presented on the June 30, 2006 balance sheet as liabilities in these categories:
Current portion of notes payable	$742
Notes payable, net of current portion	7,709

Total principal balance at June 30, 2006	$8,451

     We have a fixed rent obligation under a ground lease for the land on which we built our facilities. Since this lease is an operating lease, there is no liability reflected on our balance sheet for this item, which is in accordance with GAAP. We make total annual rent payments of $156,000 under this lease which will continue until the expiration of its initial term in September 2026. Such payments are subject to adjustment in the future for inflation. Future minimum annual rental payments due under all operating leases are as follows (in thousands):

July 1, 2006 through December 31, 2006	$230
Year ending December 31,
2007	478
2008	468
2009	287
2010	156
Thereafter	2,459

Total minimum lease payments under operating leases	$4,078

     In the normal course of business, we may enter into various long-term agreements with vendors to provide services to us. Some of these agreements may require up-front payment prior to services being rendered, some may require periodic monthly payments and some may provide for the vendor to bill us for their services as they are rendered. In substantially all cases, we may cancel these agreements at any time with minimal or no penalty and pay the vendor only for services actually rendered. Regardless of the timing of the payments under these agreements, we record the expense incurred in the periods in which the services are rendered.
     Pursuant to a consulting agreement, we pay consulting fees of approximately $175,000 per annum to EJ Financial Enterprises, Inc. (EJ Financial), a company owned by the Chairman of our Board of Directors. EJ Financial provides us guidance on strategic product development, business development and marketing activities. We are obligated to continue paying this fee until we terminate the services of that company at our option.
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic and Cardiovascular Surgery and Director of the W. M. Keck Center for Cancer Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $205,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of June 30, 2006, we would have been obligated to make final payments totaling $205,000. Dr. Roth is one of our stockholders.
     We have a consulting agreement with the placement agent and investment advisor who assisted us with the sale of our common stock in December 2004. We intend to pay them a fee of $25,000 per month on a month-to-month basis in consideration for their ongoing assistance with business development and financial matters.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $29,000 per month during the non-cancelable term of this lease, which expires in 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal government obligations. Investments are classified as held-to-maturity and are carried at amortized cost. We do not hedge interest rate exposure or invest in derivative securities. A hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of June 30, 2006 would decrease our interest income by approximately $215,000 per year and approximately $53,750 per quarter.
     At June 30, 2006, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which SR Pharma participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. A hypothetical 10% decrease in the stock price of our marketable securities as of June 30, 2006 would decrease the value of those marketable securities by approximately $190,000. A hypothetical 10% decrease in the value of the British Pound as of June 30, 2006 would decrease the fair value of our marketable securities by approximately

$190,000. A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of June 30, 2006, would decrease the fair value of our marketable securities by approximately $361,000.
     Our purchase price for these SR Pharma marketable securities was approximately $3.0 million. At June 30, 2006, the quoted value of these marketable securities was approximately $1.9 million. The impact of the foreign currency translation adjustment in the relative values of the Pound and the U.S. dollar was not material during this period.
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
Item 1A. Risk Factors
If we are unable to commercialize ADVEXIN® therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed.
     Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize ADVEXIN therapy in various markets for multiple indications, which depends in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for ADVEXIN therapy and other drug candidates. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize ADVEXIN therapy for the treatment of recurrent head and neck cancer in the United States. We cannot assure you we will receive approval for ADVEXIN therapy for the treatment of recurrent head and neck cancer or other types of cancer or indications in the United States or in other countries or if approved that we will achieve significant level of sales. If we are unable to do so, our business will be harmed.
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

     We have completed or are conducting clinical trials of our lead product candidate, ADVEXIN therapy, for the treatment of various cancers. Current or future clinical trials may demonstrate ADVEXIN therapy is neither safe nor effective.
     We have completed or are conducting clinical trials of INGN 241, a product candidate based on the mda-7 tumor suppressor. We will need to continue conducting significant research and animal testing, referred to as pre-clinical testing, to support performing clinical trials for our other product candidates. It will take us many years to complete pre-clinical testing and clinical trials, and failure could occur at any stage of testing. Current or future clinical trials may demonstrate INGN 241 or our other product candidates are neither safe nor effective.
     Any delays or difficulties we encounter in our pre-clinical research and clinical trials may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN therapy or any other product candidates. In addition, we or the FDA might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:
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
     We have generated operating losses since we began operations in June 1993. As of June 30, 2006, we had an accumulated deficit of approximately $159.4 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     To effectively market our products, we will need to develop sales, marketing and distribution capabilities. In order to develop or otherwise obtain these capabilities, we may have to enter into marketing, distribution or other similar arrangements with third parties in order to sell, market and distribute our products successfully. To the extent we enter into any such arrangements with third parties, our product revenue is likely to be lower than if we directly marketed and sold our products, and any revenue we receive will depend upon the efforts of such third parties. We have no experience in marketing or selling pharmaceutical products and we currently have no sales, marketing or distribution capability. We may be unable to develop sufficient sales, marketing and distribution capabilities to commercialize our products successfully.
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
     Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued us United States patents for our adenovirus production technology and our purified adenoviral compositions. We also control, through licensing arrangements, United States patents for combination therapy involving the p53 tumor suppressor and conventional chemotherapy or radiation, the use of adenoviral p53 in cancer therapy, adenoviral p53 as a product, the core DNA of adenoviral p53, pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as patents covering our mda-7 technology. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party is attempting to provoke an interference with one of our patents directed to adenoviral p53 therapy. We do not at present know the identity of this party and cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.

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
     The biotechnology and pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We are aware of a number of issued patents and patent applications related to recombinant DNA therapy, the treatment of cancer and the use of the p53 and other tumor suppressors. Schering-Plough, including its subsidiary Canji, controls various United States applications and a European patent and applications, some of which are directed to therapy using p53, and others to adenoviruses containing p53, or adenoviral p53, and to methods for carrying out therapy using adenoviral p53. Adenoviral p53 technology underlies our ADVEXIN therapy product candidate. Furthermore, we are aware of a United States patent directed to replication-deficient recombinant adenoviral vectors apparently controlled by Transgene SA (Transgene). While we believe the claims of the Transgene adenoviral vector patent are invalid or not infringed by our products, Transgene could assert a claim against us.
     One of the foregoing patent applications directed to p53 therapy, which we understand is owned by The Johns Hopkins University (Johns Hopkins) and controlled by Schering-Plough, was involved in a PTO interference proceeding with a patent owned by Canji. This Johns Hopkins application was the United States counterpart to the European patent recently revoked in its entirety by the EPO (see below). Priority of invention in that interference was awarded by the PTO to the Johns Hopkins inventors, leading to the issuance of a United States patent, and the Canji patent has been found unpatentable. While it is our belief that the claims of the Johns Hopkins patent are invalid and not infringed by our ADVEXIN therapy, Schering-Plough or Johns Hopkins may assert that our ADVEXIN therapy, which uses p53 therapy, infringes the claims of such patent. While we believe we would have both an invalidity and non-infringement defense against such an assertion, in the United States an issued patent enjoys a presumption of validity, which can be overcome only through clear and convincing evidence. We cannot assure such a defense would prevail.
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
     We compete with pharmaceutical and biotechnology companies, including Canji and Genvec, which are pursuing forms of treatment similar to ours for the diseases ADVEXIN therapy and our other product candidates target. We are aware that Canji, with its parent Schering-Plough, has in the past been involved in research and/or development of adenoviral p53 products and has numerous patents and patent applications relating to adenoviral p53 therapy. We understand Schering-Plough has stopped its adenoviral p53 clinical trials, and it is unknown whether these parties are continuing their adenoviral p53 research and/or development efforts. We are also aware that a Chinese pharmaceutical company, SiBiono GeneTech, has recently announced it has received regulatory approval from the Chinese drug regulatory agency to market an adenoviral p53 product only in China. We control an issued Chinese patent covering adenoviral p53, and a number of pending Chinese applications directed to p53 therapy and adenoviral production. We understand enforcement of patents in China is unpredictable and we do not know if monetary damages could be recovered from SiBiono GeneTech if its product infringes our patent or patent applications. Patent enforcement and respect of international patent standards, rules and laws have not historically been a key characteristic of the Chinese government and patent system. Further, geopolitical developments, including trade and tariff disputes between the government of China and the United States Department of Commerce could add additional uncertainty to any effort to enforce patents, recover damages, if any, or engage in the sales and marketing of patented or non-patented products in China. We are aware that ImClone and Bristol Myers Squibb have obtained marketing approval for a monoclonal antibody product (Erbitux) for the treatment of certain kinds of recurrent head and neck cancer. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop or acquire their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.
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
     ADVEXIN therapy, our lead product candidate will, if approved, initially be targeted for the treatment of recurrent head and neck cancer, a disease with an annual incidence of approximately 40,000 patients in the United States. As a result, our per-patient prices must be sufficiently high in order to recover our development costs and achieve profitability. Until additional disease targets with larger potential markets are approved, we believe we will need to market worldwide to achieve significant market penetration. If we are unable to obtain sufficient market share for our drug products at a high enough price, or obtain expanded approvals for larger markets, we may not achieve profitability or be able to independently continue our product development efforts.
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
     Canji controls a United States patent and the corresponding international applications, including a European counterpart, relating to the purification of viral or adenoviral compositions. While we believe our manufacturing process does not infringe this patent, Canji could still assert a claim against us. We may also become subject to infringement claims or litigation if our manufacturing process infringes other patents. The defense and prosecution of intellectual property suits and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, SFAS 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS 123R has had a significant impact on our results of operations for the three and six months ended June 30, 2006. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations for the remainder of 2006 and subsequent periods.

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
     Dr. John N. Kapoor, the Chairman of our Board of Directors, is also associated with EJ Financial, a healthcare investment firm that is wholly owned by him, and therefore may have conflicts of interest in allocating his time among us and his other business activities, and he may have legal obligations to multiple entities. We have entered into a consulting agreement with EJ Financial. The consulting agreement provides we will pay EJ Financial $175,000 per year for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.
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
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders (Annual Meeting) on May 24, 2006. Our stockholders voted on the following matters at the Annual Meeting:
     1. The election of two Class III directors to our Board of Directors, each to serve a term of three years; and
     2. The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.
     Votes were cast for the election of John Kapoor, Ph.D. and David G. Nance as Class III directors as follows:

Director:	Total Votes For:	Total Votes Withheld:
John Kapoor, Ph.D.	31,282,238	447,098
David G. Nance	31,280,796	448,540
     The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved as follows:
     31,692,649 votes for approval; 26,397 votes against; 10,290 abstentions; and 0 non-votes.
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

INTROGEN THERAPEUTICS, INC.

August 9, 2006	By:	/s/ James W. Albrecht, Jr. James W. Albrecht, Jr.
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