Form 10-K/A
period 2005-12-31
INTROGEN THERAPEUTICS INC
filed 2006-11-06
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to     .
Commission file number: 000-21291

Introgen Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2704230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301 Congress Avenue, Suite 1850	78701
Austin, Texas	(Zip Code)
(Address of principal executive offices)
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
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference to the Registrant’s proxy statement (2006 Proxy Statement) for the 2006 Annual Stockholders’ Meeting, which was filed with the Securities and Exchange Commission on April 13, 2006.

EXPLANATORY NOTE
     This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Amendment No. 1”) for Introgen Therapeutics, Inc. (“Company”) is being filed solely to correct Exhibit 23.1 of the originally filed Annual Report on Form 10-K for the year ended December 31, 2005. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 1 certain currently dated certifications. Except for the correction of Exhibit 23.1 and the currently dated certifications, the Company has no further changes to the originally filed Annual Report on Form 10-K.

INTROGEN THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K

PART IV
Item 15. Exhibits and Financial Statement Schedules	3
Signatures	4
Consent of Independent Registered Public Accounting Firm
Certification of CEO and CFO Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification of CEO and CFO Pursuant to Section 906

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this Amendment No. 1 to Annual report on Form 10-K:
     3. Exhibits

Exhibit
Number		Description of Document
23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b) See Item 15(a)(3) above.

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

Date: November 6, 2006
POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID G. NANCE	President, Chief Executive Officer, and	November 6, 2006
(David G. Nance)	Director (Principal Executive Officer)

/s/ JAMES W. ALBRECHT, JR	Chief Financial Officer (Principal	November 6, 2006
(James W. Albrecht, Jr.)	Financial and Accounting Officer)

*	Chairman of the Board and Director	November 6, 2006
(John N. Kapoor, Ph.D.)

* (William H. Cunningham, Ph.D.)	Director	November 6, 2006

*	Director	November 6, 2006
(Malcolm Gillis, Ph.D.)

*	Director	November 6, 2006
(Charles E. Long)

* (Peter Barton Hutt)	Director	November 6, 2006

*By:	/s/ JAMES W. ALBRECHT, JR

(James W. Albrecht, Jr.)
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description of Document
23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002