Form 10-Q
period 2006-09-30
INTROGEN THERAPEUTICS INC
filed 2006-11-06
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2006, the registrant had 37,256,728 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$28,090	$13,480
Short term investments	5,032	3,022

Total cash, cash equivalents and short term investments	33,122	16,502
Marketable securities	2,892	2,379
Prepaid expense and other current assets	297	303

Total current assets	36,311	19,184
Property and equipment, net of accumulated depreciation of $12,588 and $13,686, respectively	6,181	5,379
Grant rights acquired	163	—
Other assets	326	297

Total assets	$42,981	$24,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,258	$2,253
Accrued liabilities	3,296	3,049
Deferred revenue and other	472	640
Current portion of notes payable	756	743

Total current liabilities	6,782	6,685
Notes payable, net of current portion	7,784	7,550
Deferred revenue and other, long-term	1,404	758

Total liabilities	15,970	14,993

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; 37,147 and 37,257 shares issued and outstanding in 2005 and 2006, respectively	37	37
Additional paid-in capital	170,675	175,609
Deferred compensation	(68)	—
Accumulated deficit	(143,459)	(165,107)
Accumulated other comprehensive loss	(174)	(672)

Total stockholders’ equity	27,011	9,867

Total liabilities and stockholders’ equity	$42,981	$24,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Contract services, grant and other revenue	$398	$733	$1,243	$1,056
Operating costs and expense:
Research and development, including share-based compensation of zero and $267 for the three months ended September 30, 2005 and 2006, respectively, and $396 and $737 for the nine months ended September 30, 2005 and 2006, respectively	5,090	4,256	16,029	14,198
General and administrative, including share-based compensation of zero and $928 for the three months ended September 30, 2005 and 2006, respectively, and $403 and $4,256 for the nine months ended September 30, 2005 and 2006, respectively	1,657	2,546	5,473	9,615

Total operating costs and expense	6,747	6,802	21,502	23,813

Loss from operations	(6,349)	(6,069)	(20,259)	(22,757)
Interest income	161	226	538	792
Interest expense	(153)	(176)	(461)	(507)
Other income	277	281	826	824

Net loss	$(6,064)	$(5,738)	$(19,356)	$(21,648)

Net loss per share, basic and diluted	$(0.18)	$(0.15)	$(0.61)	$(0.58)

Shares used in computing basic and diluted net loss per share	33,394	37,245	31,782	37,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(19,356)	$(21,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,218	1,098
Share-based compensation	550	4,995
Amortization of grant rights acquired	712	133
Other	10	—
Changes in assets and liabilities:
(Increase) decrease in other assets	346	23
Increase (decrease) in accounts payable	(460)	(5)
Increase (decrease) in accrued liabilities	(194)	(247)
Increase (decrease) in deferred revenue and other	432	(672)

Net cash used in operating activities	(16,742)	(16,323)

Cash flows from investing activities:
Purchases of property and equipment	(506)	(102)
Purchases of short-term investments	(26,908)	(25,070)
Maturities of short-term investments	26,916	27,080
Purchase of marketable securities	(3,041)	—

Net cash provided by (used in) investing activities	(3,539)	1,908

Cash flows from financing activities:
Proceeds from exercise of stock options	601	37
Proceeds from notes payable	655	377
Principal payments under notes payable	(518)	(624)

Net cash provided by (used in) financing activities	738	(210)

Effect of exchange rate changes on cash	(23)	15

Net decrease in cash and cash equivalents	(19,566)	(14,610)
Cash and cash equivalents, beginning of period	30,187	28,090

Cash and cash equivalents, end of period	$10,621	$13,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$424	$474

Construction allowance for leasehold improvements	$—	$194

Non-cash unrealized gain (loss) on marketable securities	$992	$(513)

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
     We have not yet generated any significant revenue from unaffiliated third parties, nor is there any assurance of future product revenue. We have earned minimal revenue from contract services activities, grants and interest income, as well as rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. We do not expect to generate revenue from the commercial sale of our products in the near future. We may never generate revenue from the commercial sale of our products.
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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
4. Stock Options
     The 2000 Stock Option Plan (Stock Option Plan) was initiated in October 2000. All stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or non-statutory, or stock purchase rights to our employees, directors and consultants to purchase shares of our common stock. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant. The awards generally cliff vest 25% per year over a four year period and have contractual terms of ten years. The Stock Option Plan provides for annual increases each January 1 in the number of shares available for issuance in an amount equal to the lesser of 1.6 million shares, 5% of the outstanding shares on the date of the annual increase, or a lesser amount as may be determined by the Board of Directors. At September 30, 2006, there were approximately 1.4 million shares of common stock reserved for future grants under this plan. In the event of a merger, reorganization or change in our controlling ownership, options granted under the Stock Option Plan (1) may be assumed or substituted with substantially equivalent options by the successor corporation and (2) become fully vested and immediately exercisable regardless of whether or not they are assumed or substituted by the successor corporation. The Stock Option Plan terminates in 2010 and may be amended or terminated by the Board of Directors.
     Prior to October 2000, stock options were granted under our 1995 Stock Plan. We no longer issue options under this plan. In the event of a merger or the sale of all or substantially all of our assets, all options outstanding under this plan become fully vested and immediately exercisable unless the successor corporation assumes or substitutes other options in their place. No shares of common stock were reserved for future grants under this plan at September 30, 2006.
     Our accounting policy for stock options is described in Note 3. Had we recognized share-based compensation expense in our financial statements for the three and nine months ended September 30, 2005 determined using the fair value method for all stock options (as allowed by SFAS No. 123), our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(6,064)	$(19,356)
Add: Share-based employee compensation expense included in reported net loss	—	415
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(1,260)	(3,205)

Pro forma net loss	$(7,324)	$(22,146)

Loss per share:
Basic and Diluted — as reported	$(0.18)	$(0.61)

Basic and Diluted — pro forma	$(0.22)	$(0.70)

     These pro forma disclosures are not applicable to the three and nine months ended September 30, 2006, because share-based compensation expense for all stock options vesting during that period is recognized in our financial statements for that period. Our adoption of SFAS No. 123R increased research and development expense by $267,000, or $0.01 per share, and $737,000, or $0.02 per share, for the three and nine months ended September 30, 2006 and general and administrative expense by $0.9 million, or $0.02 per share, and $4.3 million, or $0.12 per share, for the three and nine months ended September 30, 2006.

     Activity under our option plans is as follows:

		Weighted	Weighted Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate Intrinsic
	Outstanding	per Share	Life	Value (000’s)
Balance, December 31, 2005	5,978,369	$4.49	—	n/a
Granted	1,153,350	4.83	—	$19
Exercised	(61,501)	0.61	—	$265
Cancelled	(79,600)	6.38	—	n/a

Balance, September 30, 2006	6,990,618	4.56	6.67	$5,118
Vested at September 30, 2006 and expected to vest	6,839,441	4.54	6.64	$5,054
Exercisable at September 30, 2006	4,597,501	4.15	5.85	$4,664

     Additional information of note related to our stock options includes:
•	The weighted average fair value of options granted during the nine months ended September 30, 2006 was $3.60. There were no options granted during the three months ended September 30, 2006.

•	The aggregate intrinsic value of stock options at exercise, represented in the table above, was $58,000 and $265,000 for the three and nine months ended September 30, 2006.

•	The total unrecognized share-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $8.5 million as of September 30, 2006. This amount relates to approximately 2.4 million shares with a per share weighted average fair value of $4.52. We anticipate this expense to be recognized over a weighted average period of approximately 2.03 years.
     We applied the following assumptions on a weighted average basis in computing the fair value of stock options at their date of grant using the Black-Scholes option pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Expected volatility	87.40%	(1)	89.38%	87.85%
Risk free interest rate	4.21%	(1)	4.08%	4.84%
Expected dividend yield	0.00%	(1)	0.00%	0.00%
Expected life, in years	10.00	(1)	10.00	5.78

(1)	No options were issued during the three months ended September 30, 2006, hence this information is not applicable for that period.
     Specifics regarding these assumptions include:
•	The expected volatility is calculated using the daily historical volatility of our common stock over a term that approximates the expected life of the option grants. The range of our volatility estimates for the nine months ended September 30, 2006 and 2005 was 84.8% to 90.5% and 87.4% to 91.8%, respectively.

•	The risk-free interest rate is based on the U.S. treasury yield curve for five to seven-year terms and the ten-year zero coupon treasury bill rate for the three and nine months ended September 30, 2006 and 2005, respectively. The range of our risk-free interest rates for the nine months ended September 30, 2006 and 2005 was 4.29% to 5.10% and 3.94% to 4.46%, respectively.

•	As allowed by Staff Accounting Bulletin No. 107, we have elected to apply the “shortcut approach” in developing our estimate of expected term for “plain vanilla” stock options by using the mid-point between the vesting date and contractual termination date.
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

5. Intangible Assets
          Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum Therapeutics Corporation (Magnum) in 2004, are as follows (in thousands):

	December 31, 2005			September 30, 2006
	Gross		Net	Gross	Adjustment		Net
	Carrying	Accumulated	Carrying	Carrying	To Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amount	Amortization	Amount
Asset acquisition:
Acquired grant rights (22 month amortization period)	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—
Ending balance	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—
          Research and development expense includes amortization of intangibles of zero and $237,000 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $133,000 and $712,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. During the three months ended March 31, 2006, the acquired grant rights were reduced by $30,000 as a result of the final contractual settlement of the purchase of Magnum. During the three months ended December 31, 2005, we changed our estimate of the useful life of the acquired grant rights from 22 months to 17 months. The effect of this change was to increase amortization expense for the year ended December 31, 2005 and decrease amortization expense for the year ending December 31, 2006 by $470,000. Estimated annual amortization expense for the year ending December 31, 2006 is $133,000, all of which has been recorded as of September 30, 2006, and zero thereafter.
6. Investment in VirRx, Inc.
          Under an agreement with VirRx, Inc. (VirRx), we purchased zero and $150,000 of their Series A Preferred Stock in the three and nine month periods ended September 30, 2006, respectively. We purchased $150,000 and $450,000 of that stock during the three and nine month periods ended September 30, 2005, respectively, and are not obligated to make any additional such purchases at this time. We record these purchases as research and development expense. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones. For additional discussion of our agreements with VirRx, see “Business-Business and Collaborative Agreements-VirRx, Inc.” in, and Note 9 to our consolidated financial statements included in, our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
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
8. Mortgage Note Payable
          We have a mortgage note payable to a bank related to our facilities that had an outstanding principal balance of $7.3 million and $7.5 million at September 30, 2006 and December 31, 2005, respectively. In April 2006, we exercised our option to extend the note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance, estimated to be approximately $6.6 million, is payable in full. As a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month. Our facilities are pledged as security for the mortgage note payable.
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
          Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of September 30, 2006, Aventis held approximately 3.7 million shares of our common stock subject to the voting agreement.
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
10. Accumulated Other Comprehensive Income or Loss
          Accumulated other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Accumulated other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net loss	$(6,064)	$(5,738)	$(19,356)	$(21,648)
Foreign currency translation adjustments	(23)	1	(23)	15
Unrealized gain (loss) on marketable securities	992	478	992	(513)

Total comprehensive loss	$(5,095)	$(5,259)	$(18,387)	$(22,146)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the other documents we have filed with the Securities and Exchange Commission. In addition to historical information, this report and the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements address our future operations, financial condition, business strategies and other prospective items and include, among other subjects, matters concerning our expectations regarding:
•	The growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	Future increases in our research and development, sales and marketing and general and administrative expenses;

•	The sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	Our expectations regarding various regulatory applications, procedures and approvals relating to our product candidates, including but not limited to our expectations regarding the timing of such applications, procedures and approvals ;

•	Better efficacy of our product candidates through the use of “biomarkers”; and

•	Application of our research and development expertise to other diseases that result from cellular dysfunction and uncontrolled cell growth;

          as well as other statements regarding our future operations, financial condition and business strategies. These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission.
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
          We believe the use of targeted molecular therapies to induce the production of biopharmaceutical proteins represents a new approach for treating many cancers while avoiding the toxic side effects common to traditional therapies. We have developed significant expertise in developing targeted therapies that may be used to treat disease and in using what we believe are safe and effective delivery systems to transport these agents to the cancer cells. We believe we are able to treat a number of cancers in a way that kills cancer cells without harming normal cells.
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
     ADVEXIN® Therapy (p53)
          ADVEXIN Therapy Overview and Regulatory Status
          Our lead product candidate, ADVEXIN® therapy, combines the p53 tumor suppressor with a non-replicating, non-integrating adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous. ADVEXIN therapy has been studied in a variety of cancers including phase 2 trials for non-small lung cancer, breast cancer and esophageal cancers .
          ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the U.S. Food and Drug Administration (FDA). The European Medicines Agency (EMEA) Committee for Orphan Medicinal Products has granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome (LFS). This designation has been ratified by the European Commission. LFS is an inherited cancer characterized by inherited mutations in the p53 tumor suppressor gene. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a 10-year period of marketing exclusivity from the date of approval.
          We have an agreement with EMEA to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances (EC) provisions. The application will be for the use of ADVEXIN p53 therapy for the treatment of LFS. Exceptional circumstances provisions are designed to facilitate access to needed treatments for certain Orphan Medicinal Products. A Marketing Authorization Application filed with the EMEA under these provisions can be reviewed on an expedited basis. This EC registration approach is designed by EMEA to be more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations.
          We have two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with advanced recurrent squamous cell carcinoma of the head and neck (recurrent head and neck cancer). These trials involve administration of ADVEXIN therapy, both independently and in combination with chemotherapy, in recurrent head and neck cancer.
          We received Fast Track designation for ADVEXIN therapy from the FDA under its protocol assessment program as a result of the FDA’s agreement with the design of our two ongoing Phase 3 clinical trials of ADVEXIN therapy. Under this Fast Track designation, the FDA will take actions to expedite the evaluation and review of the Biologics License Application (BLA) for ADVEXIN therapy. We plan to pursue with the FDA an Accelerated Approval of ADVEXIN therapy, which is one alternative provided under a Fast Track designation.
          We reviewed historically successful FDA registration strategies for numerous cancer drugs, noting that during the past seven years, approximately 14 cancer drugs were initially approved based upon submissions of Phase 2 clinical data. A number of the Phase 2 trials supporting these approvals employed single-arm studies involving relatively small patient populations. Virtually all of those drugs relied on surrogate endpoints for approval and a substantial number of the products were for orphan drug indications.

     We conducted a series of meetings with the FDA to develop and implement the filing strategy for the BLA for ADVEXIN therapy, which is the application for approval to market and sell ADVEXIN therapy in the United States. As a result of these meetings, we are developing and pursuing an initial rolling BLA filing strategy based primarily on data from our Phase 2 clinical trials of ADVEXIN therapy for treatment of recurrent head and neck cancer. The FDA has concurred that preliminary evaluation of this data suggests a level of efficacy consistent with the standard for the initiation of a rolling BLA (a submission process also known as Submission Of a Partial Application or SOPA). The FDA has also concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has also concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. In conjunction with the new data, the new analyses, and other newly employed biological techniques, we are hopeful of more specifically targeting recurrent head and neck cancer in patients using indicators known as “biomarkers”, as discussed further below, resulting in even better efficacy than has already been demonstrated.
     We submitted a SOPA Request to the FDA Division of Cell and Gene Therapy proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer, based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and consider conducting interim efficacy analyses on one or both of our ongoing Phase 3 trials. Given that we have two ongoing Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials. We will also be exploring with the FDA whether its recently announced Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process. This initiative also encouraged sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. We have employed several response criteria to evaluate ADVEXIN efficiency as described below.
     We proposed to the FDA and received an acceleration of the initiation of the planned interim safety analysis relative to one of our two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. This analysis was performed by a Data Safety Monitoring Board and did not result in any changes in the study conduct. We believe such safety information will be useful to the FDA as part of our ongoing BLA submission process. We plan to avail ourselves of suggestions by the FDA that we consider proposing to them an interim efficacy analysis of one or both of the ongoing Phase 3 clinical trials. As with the acceleration of the interim safety analysis, we believe that the interim efficacy results from one or both Phase 3 studies will be useful to the FDA in its review of our BLA. With regard to these interactions, the FDA has requested that we submit a proposal for the Phase 3 interim efficacy analyses, which we anticipate providing to the FDA by December 31, 2006. In addition, the FDA has agreed that we may utilize our biomarkers indicating the molecular mechanism of ADVEXIN therapy for the analyses of Phase 2 and Phase 3 clinical data.
     With respect to the activities described above, we anticipate that the FDA will agree with our interim efficacy analysis plans for our Phase 3 head and neck cancer studies before the end of 2006. We also anticipate achieving the following additional regulatory milestones during 2007:
•	Completion and submission to the FDA of the Phase 3 interim efficacy analysis data for head and neck cancer;

•	Conditional Approval approach for head and neck cancer application agreed to by the EMEA;

•	Completion of Exceptional Circumstance Approval Application filing for Li-Fraumeni Syndrome with the EMEA; and

•	Completion of the necessary filings for head and neck cancer at the FDA and EMEA to support review and advisory committee review meetings, if required, by those agencies.
     We cannot assure you that we will be able to achieve these regulatory milestones during the time period that we currently anticipate. We may encounter delays in the regulatory process relating to these milestones due to additional information requirements from regulatory authorities, unintentional omissions in our applications, additional government regulation or other delays in the review process. We may update our expectations regarding these regulatory milestones from time to time to reflect new information as it becomes available to us.

     ADVEXIN Therapy as a Targeted Molecular Therapy
     We identified a set of predictive indicators, commonly referred to as “biomarkers,” associated with high response rates and increased survival in Phase 2 clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. These trials are discussed in more detail below under “Other ADVEXIN Therapy Activities.” These biomarkers support the use of ADVEXIN therapy as a targeted molecular therapy.
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
     A molecular biomarker predictive of ADVEXIN therapy activity is abnormal p53 function detected in tumor tissues by a routine immunohistochemistry laboratory test. In patients with the abnormal p53 biomarker, ADVEXIN therapy caused a statistically significant increase in median survival of 11 months compared to only 3 months for patients without abnormal p53 function. Patients with abnormal p53 function are known to have a poor prognosis when treated with standard therapies. In addition to this molecular biomarker, we have identified clinical prognostic biomarkers that correlate with statistically significant increases in survival, partial and complete tumor responses and durable locoregional disease control (tumor responses or tumor growth arrest for three months or longer in duration) following treatment with ADVEXIN therapy. These clinical biomarkers include prior chemotherapy or radiotherapy consistent with ADVEXIN therapy’s mechanism of action of inducing tumor death in cells, or apoptosis, with DNA damage from previous treatments.
      The predictive biomarkers define target populations of patients with high tumor response rates and increased survival following treatment with ADVEXIN therapy. In our combined Phase 2 trials of recurrent head and neck cancer (trials T201 and T202 with 163 total patients), we have observed prognostic factors defining targeted subpopulations with tumor response rates up to 29% and durable locoregional disease control rates of 57%. In these studies, tumor response was defined by at least a 50% reduction in tumor size and durable locoregional disease control was defined by reduced tumor size or stable disease of at least three months duration. These tumor responses are associated with a statistically significant increase in median survival. The median survival of patients with durable locoregional disease control in this group was 12.4 months compared to 5.9 months for the entire study population.
      In a separate analysis of patients treated in the T201 Phase 2 trial of recurrent head and neck cancer treated with the ADVEXIN therapy dose proposed for regulatory approval, the ADVEXIN therapy tumor response rate, defined by a 30% reduction in tumor area, was 10% for the overall population and 26% for the clinical biomarker defined population, with a progression free interval of greater than 12 months from initial treatment who had prior chemotherapy. The durations of these responses were durable with a median of 5.7 months. In this overall treatment population, tumor response was associated with a statistically significant increase in survival. The median survival of the responders was 16.9 months compared to 5.4 months for non-responders. This difference was statistically significant (p < 0.0001). This Phase 2 study evaluated 106 patients utilizing the ADVEXIN therapy dose that is also employed in our Phase 3 clinical trials.
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
     The targeted molecular therapy provided by ADVEXIN therapy is evidenced by its use to successfully treat a Li-Fraumeni Syndrome (LFS) cancer patient on a compassionate use basis under a protocol authorized by the FDA. Our treatment of a tumor in an LFS patient with ADVEXIN therapy led to improvement of tumor-related symptoms and resulted in a complete response in the treated lesion as determined by positron emission tomography (PET) computerized tomography (CT) scans. PET-CT scans measure the metabolic activity of tumors and are being increasingly utilized in the management of cancer patients because they provide more sensitive assessments of treatment effects compared to conventional CT and magnetic resonance imaging scans.
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
     The European Medicines Agency (EMEA) Committee for Orphan Medicinal Products has granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome (LFS). This designation has been ratified by the European Commission. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a 10-year period of marketing exclusivity from the date of approval. We received this designation through Gendux AB, our wholly-owned subsidiary.
     We have an agreement with EMEA to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances provisions. The application will be for the use of ADVEXIN therapy for the treatment of LFS. Exceptional circumstances provisions are designed by EMEA to facilitate access to needed treatments for certain Orphan Medicinal Products. A Marketing Authorization Application filed with the EMEA under these provisions can be reviewed on an expedited basis. This registration approach is more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations. As a result of the encouraging clinical findings in treating LFS, we have made ADVEXIN therapy available on a compassionate use basis to qualified LFS patients with tumors refractory to standard treatment.
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
          We hold a worldwide, exclusive license to a family of patent applications directed to combination therapy using ADVEXIN therapy with inhibitors of epidermal growth factor receptors (EGFr inhibitors) such as Erbitux®, Vectibix®, Tarceva® and Iressa®. We licenced this family of patents from M. D. Anderson Cancer Center. This important technology is based on the discovery by scientists at M.D. Anderson Cancer Center that p53 therapies (which is the basis for our ADVEXIN therapy) and mda7 therapies (which is the basis for our INGN 241 product candidate discussed below) can work synergistically with inhibitors of epidermal growth factor receptors to arrest tumor growth. Preclinical studies have shown that this therapeutic approach results in a greater level of cancer cell death than when either therapy is used alone.
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
          We have conducted pre-clinical work indicating that in addition to its known activity as a tumor suppressor, the protein produced by mda-7 may also stimulate the body’s immune system to kill metastatic tumor cells and to protect the body against cancer, thereby offering the potential of providing an added advantage in treating various cancers because it may attack cancer using two different mechanisms. Because the mda-7 tumor suppressor may act as a cytokine, or immune system modulator, it is also known as interleukin 24, or IL-24. The mda-7 molecule may also work as a radiation sensitizer to make several types of human cancer cells more susceptible to radiation therapy. We have seen evidence of this effect in pre-clinical and clinical settings.
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
     We have completed enrollment of a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial has indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. We have initiated later stage clinical trials using INGN 241 in patients with metastatic melanoma and recurrent head and neck cancer. We are studying INGN 241 in combination with radiation therapy for solid tumors in a phase 3 clinical trial.
     Data from our Phase 1 trial of INGN 241 in patients with solid tumors demonstrate that direct injection of INGN 241 induced programmed cell death in 100% of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.
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
     INGN 007 (oncolytic viral therapy)
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
     Replicating Viral Delivery Systems
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
          Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero and $150,000 in the three month periods ended September 30, 2006 and September 30, 2005, respectively, and $150,000 and $450,000 in the nine month periods ended September 30, 2006 and September 30, 2005, respectively. We are not obligated to make any additional such purchases at this time. We record these purchases as research and development expense. We are no longer required to make periodic purchases of their Series A Preferred Stock under this agreement. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones. For additional discussion of our agreements with VirRx, see “Business-Business and Collaborative Agreements-VirRx, Inc.” in, and Note 9 to our consolidated financial statements included in, our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
          SR Pharma plc
          In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of September 30, 2006, the shares we purchased had a quoted market value of $2.4 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
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
     Combination Therapy with Tumor Suppressors, including p53 and mda-7/IL24
          Our portfolio development includes seeking protection for clinical therapeutic strategies that combine the use of either the p53 tumor suppressor or the mda-7/IL-24 tumor suppressor with traditional cancer therapies. In this regard, also arising out of our work with M. D. Anderson Cancer Center, we have an exclusive license to a number of issued United States patents and applications with corresponding international patents and applications directed to cancer therapy using either the p53 tumor suppressor or the mda-7/IL-24 tumor suppressor in combination with conventional radiotherapy and/or other anti-cancer compounds. Such compounds include: DNA-damaging agents and conventional chemotherapies; immunotherapeutics (e.g.. Herceptin®); COX-2 inhibitors (e.g.. celecoxib); Hsp90 inhibitors; proteasome inhibitors; VEGF inhibitors (e.g.. Avastin®); and EGFR inhibitors (e.g.. Tarceva®, Iressa®). These United States patents and applications and corresponding international patents and applications concern the therapeutic application of the p53 tumor suppressor or the mda-7/IL-24 tumor suppressor before, during or after treatment with radiotherapy or other anti-cancer compounds. Additionally, in order to further extend our portfolio as it relates to combinatorial anti-cancer therapy, we have licensed from Aventis a United States patent and corresponding international patents and applications directed to therapy using the p53 tumor suppressor together with taxanes such as Taxol® or Taxotere®. Furthermore, we have exclusively licensed a United States patent application and corresponding international applications directed to the use of the p53 tumor suppressor in combination with surgical intervention in cancer therapy.
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
Financial Overview
          Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At September 30, 2006, we had an accumulated deficit of $165.1 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods.
          At September 30, 2006, we had cash, cash equivalents and short-term investments of $16.5 million, compared to $33.1 million at December 31, 2005. Cash and cash equivalents constituted $13.5 million and $28.1 million of these amounts at September 30, 2006, and December 31, 2005, respectively. Considering cash, cash equivalents and short-term investments in total, we used $16.6 million to operate our business during the nine months ended September 30, 2006. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts during the nine months ended September 30, 2006 consisted of (1) $16.3 million used in operating activities, (2) $1.9 million provided by investing activities and (3) $210,000 used in financing activities. These amounts are further detailed in the condensed consolidated statement of cash flows presented above.
          We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease. During the nine months ended September 30, 2006, we earned revenue or income from federal research grants, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. There is no assurance we will continue to earn revenue from these sources in the future. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
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
          Under a voting agreement related to these shares, Aventis must vote these shares in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of our stockholders. This voting requirement terminates at the earliest of June 2011 or the sale of these shares pursuant to an effective registration statement, on the open market or to an Aventis non-affiliate, as defined in the voting agreement. Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) ) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of September 30, 2006, Aventis held approximately 3.7 million shares of our common stock subject to the voting agreement.
          After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.
     Investment in SR Pharma plc
          In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of September 30, 2006, the shares we purchased had a quoted market value of $2.4 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
     Research Grants
          We have received funding under a grant from the NCI to support our Phase 2 clinical trial of INGN 241 in patients with metastatic melanoma. We received grant funding and earned grant revenue under this grant of zero during the three months ended September 30, 2006 and September 30, 2005 and zero and $230,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively.
          Magnum, our wholly-owned subsidiary, received funding under a grant from the NIH for the development of complementary adenoviral vectors for the treatment of cancer. Grant funding received and grant revenue earned under this grant was zero and $302,000 during the three months ended September 30, 2006 and September 30, 2005, respectively, and $163,000 and $712,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively. We have earned and received all amounts available under this grant.
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
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended September 30, 2006 and September 30, 2005” and “Comparison of Nine Months Ended September 30, 2006 and September 30, 2005.”
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
     Comparison of Three Months Ended September 30, 2006 and September 30, 2005
          In the following comparison of the three months ended September 30, 2006, and September 30, 2005, references to the 2006 period refer to the three months ended September 30, 2006, and references to the 2005 period refer to the three months ended September 30, 2005.
     Revenue
          Contract Services, Grant and Other Revenue. For the 2006 and 2005 periods, we earned revenue from third parties under agreements to provide contract manufacturing process development and product production services. For the 2005 period, we also earned revenue from research grants from U.S. Government agencies. Total contract services, grant and other revenue was $733,000 for the 2006 period compared to $398,000 for the 2005 period, an increase of 84%. This increase was primarily due to an increase in contract services revenue as a result of the completion of certain contract services which allowed us to recognize revenue for those services that had been deferred in previous periods. The increase in contract services revenue was offset by a decrease in revenue earned under research grants from U.S. Government agencies as a result of us substantially completing, subsequent to the 2005 period, the work contemplated by those grants, including the work contemplated under the grant held by Magnum. There is significant competition for funding under grants from U.S. Government agencies such that we cannot predict the amount of such funding, if any, we might pursue or receive in the future.
          Costs and Expense
          Research and Development. Research and development expense consisted of the following (in thousands):

	Three months ended
	September 30,
	2005	2006
Pre-clinical stage programs expense	$608	$201
Clinical stage programs expense	3,831	3,049
General research and development expense	651	1,006

Total research and development expense	$5,090	$4,256

          Research and development expense included share-based compensation expense of $267,000 in the 2006 period and zero in the 2005 period.
          The 16% decrease in research and development expense in the 2006 period compared to the 2005 period was a result of (1) lower costs in the 2006 period compared to the 2005 period since the 2005 period included higher costs related to our commencement of development and pursuit of an initial rolling BLA filing strategy for ADVEXIN therapy, (2) decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of work and funding under that grant in 2006, (3) decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2006 period and (4) the expiration of the requirement to purchase additional shares of preferred stock of VirRx, discussed in the notes to our condensed consolidated financial statements under “Investment in VirRx, Inc.”
          General and Administrative. General and administrative expense was $2.5 million for the 2006 period compared to $1.7 million for the 2005 period. This expense included share-based compensation expense of $0.9 million in the 2006 period and zero in the 2005 period. This 47% increase in general and administrative expense was primarily due to higher share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.”
          Share-Based Compensation Expense. Share-based compensation expense was $1.2 million for the 2006 period compared to zero for the 2005 period. The increase in this expense was due to the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation.”
     Interest Income, Interest Expense and Other Income
          Interest income was $226,000 for the 2006 period compared to $161,000 for the 2005 period, an increase of 40%. This increase was primarily due to higher interest rates earned on our invested funds during the 2006 period compared to the 2005 period.
          Interest expense was $176,000 for the 2006 period compared to $153,000 for the 2005 period, an increase of 15%. This increase was primarily due to (1) additional borrowings subsequent to the 2005 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings originating subsequent to the 2005 period.
          Other income was $281,000 for the 2006 period and $277,000 for the 2005 period, an increase of 1%. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities. This increase was a result of normal fluctuations in various miscellaneous activities not significant to our overall operations.
     Comparison of Nine Months Ended September 30, 2006 and September 30, 2005
          In the following comparison of the nine months ended September 30, 2006, and September 30, 2005, references to the 2006 period refer to the nine months ended September 30, 2006, and references to the 2005 period refer to the nine months ended September 30, 2005.
     Revenue
          Contract Services, Grant and Other Revenue. For the 2006 and 2005 periods, we earned revenue primarily from (1) research grants from U.S. Government agencies and (2) third parties under agreements to provide contract manufacturing process development and product production services. Total contract services, grant and other revenue was $1.0 million for the 2006 period compared to $1.2 million for the 2005 period, a decrease of 17%. This decrease was due to decreased revenue earned under research grants from U.S. Government agencies as a result of us substantially completing, subsequent to the 2005 period, the work contemplated by those grants, including the work contemplated under the grant held by Magnum. The decrease in revenue earned under research grants was offset by an increase in contract services revenue as a result of the completion of certain contract services which allowed us to recognize revenue for those services that had been deferred in previous periods. There is significant competition for funding under grants from U.S. Government agencies such that we cannot predict the amount of such funding, if any, we might receive in the future.
     Costs and Expense
          Research and Development. Research and development expense consisted of the following (in thousands):

	Nine months ended
	September 30,
	2005	2006
Pre-clinical stage programs expense	$2,112	$1,022
Clinical stage programs expense	11,591	10,422
General research and development expense	2,326	2,754

Total research and development expense	$16,029	$14,198

          Research and development expense included share-based compensation expense of $737,000 in the 2006 period and $396,000 in the 2005 period.
          The 11% decrease in research and development expense in the 2006 period compared to the 2005 period was a result of (1) lower costs in the 2006 period compared to the 2005 period since the 2005 period included higher costs related to our commencement of development and pursuit of an initial rolling BLA filing strategy for ADVEXIN therapy, (2) decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in 2006, (3) decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2006 period and (4) the expiration of the requirement to purchase additional shares of VirRx, discussed in the notes to our condensed consolidated financial statements under “Investment in VirRx, Inc.”
          General and Administrative. General and administrative expense was $9.6 million for the 2006 period compared to $5.5 million for the 2005 period. This expense included share-based compensation expense of $4.3 million in the 2006 period and $403,000 in the 2005 period. This 75% increase in general and administrative expense was primarily due to higher share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.” This implementation resulted in us recording share-based compensation expense for stock option grants to directors, officers and employees in the 2006 period for which there was no comparable expense recorded in the 2005 period as allowed by GAAP in effect during the 2005 period.
          Share-Based Compensation Expense. Share-based compensation expense was $5.0 million for the 2006 period compared to $799,000 for the 2005 period. The 526% increase in this expense was due to the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation.”
     Interest Income, Interest Expense and Other Income
          Interest income was $792,000 for the 2006 period compared to $538,000 for the 2005 period, an increase of 47%. This increase was primarily due to higher interest rates earned on our invested funds during the 2006 period compared to the 2005 period.
          Interest expense was $507,000 for the 2006 period compared to $461,000 for the 2005 period, an increase of 10%. This increase was primarily due to (1) additional borrowings subsequent to the 2005 period to finance equipment acquisitions and (2) higher interest rates charged on borrowings originating subsequent to the 2005 period.
          Other income was substantially unchanged at $824,000 for the 2006 period as compared to $826,000 for the 2005 period,. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities. This decrease was a result of normal fluctuations in various miscellaneous activities not significant to our overall operations.
Liquidity and Capital Resources
          In the following discussion of liquidity and capital resources, references to the 2006 period refer to the nine months ended September 30, 2006 and references to the 2005 period refer to the nine months ended September 30, 2005.
          We have incurred annual operating losses since our inception. At September 30, 2006, we had an accumulated deficit of $165.1 million. From inception through September 30, 2006, we have financed our operations primarily from the following sources:
•	$49.7 million of collaborative research and development payments from Aventis;

•	$41.4 million of equity sales in December 2003 and December 2004 through registered direct offerings under a shelf registration filed with the SEC;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million of net proceeds from our initial public offering in October 2000;
•	$29.4 million of private equity sales, net of offering costs, to others (including $10.8 million from the private sale of our common stock in June 2003);

•	$21.8 million from contract services, grants, interest and other income;

•	$19.6 million of equity sales, net of offering costs, to Colgate-Palmolive pursuant to an alliance agreement entered into in November 2005;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$6.1 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.
          At September 30, 2006, we had cash, cash equivalents and short-term investments of $16.5 million, compared to $33.1 million at December 31, 2005. Cash and cash equivalents constituted $13.5 million and $28.1 million of these amounts at September 30, 2006, and December 31, 2005, respectively. Considering cash, cash equivalents and short-term investments in total, we used $16.6 million to operate our business during the nine months ended September 30, 2006. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts during the nine months ended September 30, 2006 consisted of (1) $16.3 million used in operating activities, (2) $1.9 million provided by investing activities and (3) $210,000 used in financing activities.
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
          The majority of our expenditures for the foreseeable future will most likely be for our activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the nine months ended September 30, 2006. We believe our existing working capital can fund our operations for the next 9 to 12 months, although we may have to make adjustments to the scope of operations to achieve that objective. Unforeseen events could shorten that time period.
          Our existing resources may not be sufficient to support the commercial introduction of any of our product candidates. In order to fund our operating losses, we intend to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
          Net cash used in operating activities was $16.3 million for the 2006 period compared to $16.7 million for the 2005 period. This decrease was primarily due to:
•	A smaller net loss, exclusive of share-based compensation, in the 2006 period compared to the 2005 period. The $21.6 million net loss in the 2006 period compares to a net loss of $19.4 million in the 2005 period. These losses include share-based compensation expense, which does not use cash, of $5.0 million in the 2006 period and $550,000 in the 2005 period. Accordingly, the net loss before share-based compensation expense was $16.6 million in the 2006 period compared to $18.8 million in the 2005 period, a decrease of $2.2 million.

•	A smaller aggregate decrease in accounts payable and accrued liabilities in the 2006 period compared to the 2005 period. Changes in these accounts arise primarily from variations in the timing of payments to vendors that is a function of the nature of vendors to whom we have obligations and variations in the terms of payment to them.

•	A decrease in deferred revenue during the 2006 period compared to an increase in that amount during the 2005 period. Our deferred revenue and cash increase when we receive payments for contract manufacturing process development and product production services work in advance of completing the work to which the payments relate. Our deferred revenue decreases, with no effect on cash, as we complete that work and recognize the related revenue. The changes in deferred revenue vary based upon the timing of when we receive prepayments for this work and when we complete the work to support recognizing revenue. During the latter part of the 2006 period, we completed certain contract services for which revenue recognition had been previously deferred, which allowed us to recognize revenue for those services that had been deferred in previous periods thereby causing a decrease in deferred revenue.

•	A smaller decrease in other assets during the 2006 period compared to the 2005 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in prepaid assets during the 2006 and 2005 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business taken as a whole.
     Net cash provided by investing activities was $1.9 million for the 2006 period compared to net cash used in investing activities of $3.5 million for the 2005 period. This increase was primarily due to a lower level of net activity in purchases of short-term investments in the 2006 period compared to the 2005 period due to normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and the availability of cash from sales of our common stock.
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
     Net cash used by financing activities was $210,000 during the 2006 period compared to net cash provided by financing activities of $738,000 during the 2005 period. This change was due to:
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
     Under an agreement with VirRx, we have purchased shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:
•	We have purchased VirRx’s Series A Preferred Stock for cash in the amount of $2,475,000 during the period from inception of this agreement through September 30, 2006, and in the amount of $150,000 in the 2006 period (specifically during the three months ended March 31, 2006) and $450,000 in the 2005 period. These purchases are recorded as research and development expense. We have no plans at this time to purchase additional shares of this stock and are no longer required to make periodic purchases of Series A Preferred Stock under this agreement. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.

•	VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement upon 90 days prior written notice.

•	Provided the collaboration and license agreement remains in place, we are required to make milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for

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
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for October 1, 2006 through December 31, 2006	$347
Total debt service payments due during the year ending December 31:
2007	1,314
2008	989
2009	789
2010	735
Thereafter	10,409

Total debt service payments	14,583
Less portion representing interest	(6,290)

Total principal balance at September 30, 2006	$8,293

Principal balance presented on the September 30, 2006 balance sheet as liabilities in these categories:
Current portion of notes payable	$743
Notes payable, net of current portion	7,550

Total principal balance at September 30, 2006	$8,293

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

October 1, 2006 through December 31, 2006	$123
Year ending December 31,
2007	483
2008	468
2009	287
2010	156
Thereafter	2,459

Total minimum lease payments under operating leases	$3,976

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

     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic and Cardiovascular Surgery and Director of the W. M. Keck Center for Cancer Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $205,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of September 30, 2006, we would have been obligated to make final payments totaling $205,000. Dr. Roth is one of our stockholders.
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
Non-Audit Services of Independent Registered Public Accounting Firm
     Pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by the Audit Committee to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The services approved by the Audit Committee are each considered by the Audit Committee to be services closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.
     The Audit Committee has pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at September 30, 2006 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
     Our market risk profile has not changed significantly from that described in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our fixed rate long-term debt and short-term investments in investment grade securities, which consist primarily of federal government obligations. Investments are classified as held-to-maturity and are carried at amortized cost. We do not hedge interest rate exposure or invest in derivative securities. We have performed sensitivity analyses as of September 30, 2006 and December 31, 2005 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at September 30, 2006 and December 31, 2005. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our investments at the investment balances as of September 30, 2006 would decrease our interest income by approximately $165,000 per year and approximately $41,250 per quarter, compared to a decrease in our interest income of approximately $331,000 per year and approximately $82,750 per quarter as of December 31, 2005.
     At September 30, 2006, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

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
     These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which SR Pharma participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. We have performed sensitivity analyses as of September 30, 2006 and December 31, 2005 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% decline in the stock price of our marketable securities, a hypothetical 10% decline in foreign currency exchange rates relative to the U.S. dollar and a simultaneous hypothetical 10% decline in the stock price of our marketable securities and in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our public company marketable securities. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2006 and December 31, 2005. The sensitivity analyses indicated that:
•	A hypothetical 10% decrease in the stock price of our marketable securities as of September 30, 2006 would decrease the value of those marketable securities by approximately $238,000, compared to a decrease in the fair value of those marketable securities of approximately $290,000 as of December 31, 2005;

•	A hypothetical 10% decrease in the value of the British Pound as of September 30, 2006 would decrease the fair value of our marketable securities by approximately $238,000, compared to a decrease in the fair value of our marketable securities of approximately $290,000 as of December 31, 2005; and

•	A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of September 30, 2006, would decrease the fair value of our marketable securities by approximately $452,000, compared to a decrease in the fair value of our marketable securities of approximately $550,000 as of December 31, 2005.
     Our purchase price for these SR Pharma marketable securities was approximately $3.0 million. At September 30, 2006 and December 31, 2005, the quoted value of these marketable securities was approximately $2.4 million and $2.9 million, respectively. The impact of the foreign currency translation adjustment in the relative values of the Pound and the U.S. dollar was not material during this period.
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
If we fail to comply with FDA or foreign regulatory authority requirements or encounter delays or difficulties in clinical trials for our product candidates, we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all.
     In order to commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years, and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating our product candidates are safe and effective for a particular cancer type or other disease. Regulatory approval of a new drug is never guaranteed. The FDA and foreign regulatory authorities have substantial discretion in the approval process. Despite the time and experience exerted, failure can occur at any stage, and we could encounter problems causing us to abandon clinical trials.
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
     Any delays or difficulties we encounter in our pre-clinical research and clinical trials may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN therapy or any other product candidates. In addition, we, the FDA or foreign regulatory authorities might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:
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
     We cannot be certain the results we observed in our pre-clinical testing will be confirmed in clinical trials or the results of any of our clinical trials will support FDA or other regulatory approval. Pre-clinical and clinical data can be interpreted in many different ways, and FDA or foreign regulatory officials could interpret differently data we consider promising, which could halt or delay our clinical trials or prevent regulatory approval.
     Despite the FDA’s designation of ADVEXIN therapy as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our BLA for ADVEXIN therapy, or other delays in the FDA’s review process. Similarly, although we have an agreement with the European Medicines Agency (EMEA) to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances provisions., we may encounter delays in the regulatory approval process due to additional information requirements from the EMEA, unintentional omissions in our Marketing Authorization Application filed with the EMEA, or other delays in the EMEA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA or EMEA policy during the period of product development, clinical trials and FDA and EMEA regulatory review.
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
     We have generated operating losses since we began operations in June 1993. As of September 30, 2006, we had an accumulated deficit of approximately $165.1 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     We expect we will fund our operations over approximately the next 9 to 12 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We intend to raise additional capital sooner, however, under various circumstances, including if we experience:
•	an acceleration of the number, size or complexity of our clinical trials;

•	slower than expected progress in developing ADVEXIN therapy, INGN 241 or other product candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to pursue our intellectual property strategy;

•	higher than expected costs to further develop and scale up our manufacturing capability;

•	higher than expected costs to develop our sales and marketing capability;

•	faster than expected rate of progress and cost of our research and development and clinical trial activities;

•	a decrease in the amount and timing of milestone payments we receive from collaborators;

•	higher than expected costs of preparing an application for FDA or foreign regulatory approval of ADVEXIN therapy;

•	higher than expected costs of developing the processes and systems to support FDA or foreign regulatory approval of ADVEXIN therapy;

•	an increase in our timetable and costs for the development of marketing operations and other activities related to the commercialization of ADVEXIN therapy and our other product candidates;

•	a change in the degree of success in our Phase 3 clinical trial of ADVEXIN therapy and in the clinical trials of our other products;

•	the emergence of competing technologies and other adverse market developments; or

•	changes in or terminations of our existing collaboration and licensing arrangements.
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
     ADVEXIN therapy and most of our other product candidates under development could be broadly described as targeted molecular therapies or recombinant DNA therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving related therapies, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by the FDA or foreign regulatory authorities to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval or negatively influence public perception of our product candidates, which could harm our business and results of operations and depress the value of our stock.
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
     Some of our competitors are established companies with greater financial and other resources than ours. Other companies may succeed in developing products earlier than we do, obtaining FDA or foreign regulatory authority approval for products before we do or developing products that are more effective than our product candidates. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or non-competitive or result in treatments or cures superior to any therapy developed by us.
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
     The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:
•	decreased demand for our product candidates;

•	injury to our reputation and significant media attention;

•	withdrawal of clinical trial volunteers;

•	substantial delay in FDA or foreign regulatory authority approval;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.
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
     We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, manufacturing and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA and foreign regulatory authority requirements and for the advancement of our product candidates toward FDA and foreign regulatory authority approval. Our manufacturing staff is responsible for designing and conducting our manufacturing processes in accordance with the FDA’s CGMP requirements. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, manufacturing and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.
Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, SFAS 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS 123R has had a significant impact on our results of operations for the three and nine months ended September 30, 2006. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations for the remainder of 2006 and subsequent periods.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
(a) On November 1, 2006, we entered into an amendment to our license agreement with The University of Texas M. D. Anderson Cancer Center, which amendment is effective as of August 1, 2006. In connection with this amendment, we obtained a worldwide, exclusive license to a family of patent applications directed to combination therapy using ADVEXIN therapy with inhibitors of epidermal growth factor receptors (EGFr inhibitors) such as Erbitux®, Vectibix®, Tarceva® and Iressa®. The amendment has been filed with this report as Exhibit 10.57.
(b) None.
Item 6. Exhibits

Exhibit
Number		Description of Document
10.57	—	Amendment No. 4 to Patent and Technology License Agreement, effective as of August 1, 2006, between Introgen and The Board of Regents of the University of Texas System, M. D. Anderson Cancer Center

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
November 6, 2006	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document
10.57	—	Amendment No. 4 to Patent and Technology License Agreement, effective as of August 1, 2006, between Introgen and The Board of Regents of the University of Texas System, M. D. Anderson Cancer Center

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002