Form 10-K
period 2006-12-31
INTROGEN THERAPEUTICS INC
filed 2007-03-08
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-21291

Introgen Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2704230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Congress Avenue, Suite 1850 Austin, Texas	78701 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(512) 708-9310
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share
Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant, as of the last day of the Registrant’s second fiscal quarter, was approximately $89.1 million based upon the last sale price reported on the Nasdaq Global Market for June 30, 2006. For purposes of this disclosure, shares of common stock held by persons holding more than 5% of the outstanding shares of the Registrant’s common stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 6, 2007, the Registrant had 43,699,601 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement (2007 Proxy Statement) for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2006.

INTROGEN THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements address our future operations, financial condition, business strategies and other prospective items as well as the statements below under Item 1A. “Risk Factors,” and include, among other subjects, matters concerning our expectations regarding:

•	The growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	Future increases in our research and development, sales and marketing and general and administrative expenses;

•	The sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	Our expectations regarding various regulatory applications, procedures and approvals relating to our product candidates, including but not limited to our expectations regarding the timing of such applications, procedures and approvals;

•	Better efficacy of our product candidates through the use of “biomarkers”; and

•	Application of our research and development expertise to other diseases that result from cellular dysfunction and uncontrolled cell growth.

The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Investors should carefully review the information contained in Item 1A. “Risk Factors” and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K.

Access to Company Information

Our Internet website address is www.introgen.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

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

We have not yet generated any significant revenue from unaffiliated third parties, nor is there any assurance of future product revenue. We earn minimal revenue from contract services activities, grants and interest income, as well as rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. We do not expect to generate revenue from the commercial sale of our products in the near future. We may never generate revenue from the commercial sale of our products.

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

In recent years, scientists have made significant progress toward understanding the nature of the complete set of human genes, referred to as the human genome, and in evaluating the role that genes and the proteins they express play in both normal and disease states. Academic and governmental initiatives have sequenced a large number of the genes that comprise the human genome. As new genes are discovered and decoded within the human genome, scientists are identifying and understanding their functions and interactions within these pathways. These discoveries provide opportunities to develop targeted therapeutic applications for individual genes and the proteins they express, including treatment and prevention of disease.

Delivery Systems

Targeted molecular therapies are often combined with a delivery system, referred to as a vector, which enables the therapeutic molecule to enter the target cell. The vector must be able to deliver a sufficient dose of the therapeutic molecule to cause a beneficial effect. Among the delivery systems currently in use are modified versions of viruses such as adenoviruses. Viruses are often used as delivery systems because they have the ability to efficiently infect cells and carry therapeutic molecules into the cells. These viruses can be modified by deleting pieces of the viral genome that are necessary for viral reproduction and replacing the deleted pieces with a therapeutic molecule. The resulting “viral vector” retains the ability of the virus to efficiently deliver the therapeutic molecule into cells, while losing the ability to reproduce itself and spread to other cells.

While viruses are an efficient means of introducing therapeutic molecules into cells, synthetic substances have been developed, such as nanoparticles, which are nanoscale structures that have no viral components. These synthetic or nanoparticle systems can also deliver therapeutic molecules to host cells through systemic administration. These systems can mimic the characteristics of viral vector systems. We use both viral and synthetic nanoparticle systems in our clinical trials to deliver therapeutic molecules.

An Overview of Cancer

Cancer is a leading cause of death in the United States, where approximately 1.4 million people are newly diagnosed with cancer and approximately 560,000 people die from the disease each year. Although the prevalence of specific cancers varies among different populations, we believe that the overall incidence of cancer worldwide is similar to that experienced in the United States. The National Institutes of Health (NIH) estimate the annual direct cost of treating cancer patients in the United States is approximately $78.2 billion.

Cancer is a group of diseases in which the body’s normal self-regulatory mechanisms no longer control the growth of some kinds of cells. Cells are frequently exposed to a variety of agents, from both external and internal sources, which damage DNA. Even minor DNA damage can cause certain genes to become overactive, to undergo partial or complete inactivation, or to function abnormally. Genes control a number of protective pathways in cells that prevent cells from becoming cancerous. For example, pathways that transmit signals for a cell to divide have on-off switches that control cell division. Cells also have mechanisms that allow them to determine if their DNA has been damaged, and they have pathways to repair that damage or eliminate the cell.

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

The best known and most studied of the tumor suppressors is the p53 molecule. The p53 molecule is one of the most potent members of a group of naturally occurring tumor suppressors, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous. The p53 tumor suppressor is involved in multiple cellular processes, including control of cell division, DNA repair, cell differentiation, genome integrity and apoptosis, and inhibition of blood vessel growth, or anti-angiogenesis. Angiogenesis refers to the process by which new blood vessels are formed, such as those that supply blood and nutrients to tumors to feed their growth. The p53 tumor suppressor is capable of such wide-ranging effects because it orchestrates the activity of a host of genes and proteins. If a cell suffers DNA damage, p53 responds to the damage by initiating a cascade of protective processes to either repair the DNA damage or to destroy the damaged cell through apoptosis. These p53-mediated processes prevent damaged cells from multiplying and progressing towards cancer.

Current Treatment of Cancer

Conventional therapeutic approaches, including surgery, chemotherapy and radiation therapy, can be ineffective or only partially effective in treating many types of cancer. Surgery is inadequate for many patients because the cancer is inaccessible or impossible to remove completely. Surgery, although applicable to over half of all cancer cases, is also inadequate where the cancer has spread, or metastasized. For certain cancers such as head and neck cancer, surgery can be an effective treatment of the cancer, but may result in severe disfigurement and disability for the patient. Radiation therapy and chemotherapy are, by their nature, toxic procedures that damage both normal and cancerous tissue. Physicians must carefully control administration of these therapies to avoid life-threatening side effects, and many patients are unable to withstand the most effective doses due to toxicity. These conventional therapies typically cause debilitating side effects such as bone marrow suppression, nausea, vomiting and hair loss, and often require additional and costly medications to ameliorate such side effects. Further, certain chemotherapies may not effectively treat tumors that have developed mechanisms to evade the action of the drugs, a phenomenon known as multi-drug resistance.

Due to the various limitations of most conventional cancer therapies, the treatment of cancer remains complex. Physicians refer to the first treatment regimen for a newly-diagnosed cancer, usually surgery if possible, or radiation therapy, as primary treatment. If the primary treatment is not successful, the cancer will re-grow or continue to grow, which is referred to as recurrent disease. In most cases, recurrent cancer is not curable, with secondary treatment regimens, usually chemotherapy, only providing marginal benefits for a limited period of time. Physicians consider recurrent cancer that has proven resistant to a secondary treatment to be refractory. Most new cancer treatments are tested initially in patients with either recurrent or refractory disease because conventional therapies are not likely to provide them with clinical benefit.

Given that established cancer therapies often prove to be incomplete, ineffective and/or toxic to the patient, there is a need for additional new treatment modalities that either complement established therapies or replace them by offering better therapeutic outcomes. For example, in a limited number of cancers, immunotherapy, which seeks to stimulate a patient’s own immune system to kill cancer cells, has rapidly become widely accepted by improving on the shortcomings of existing therapy. However, for a broad range of cancers, additional approaches, especially more specific ones that target specific dysfunctional pathways in the cancer cell, are needed to reduce the toxicity and improve upon marginal benefits common to current cancer treatments. Targeted molecular therapy applications are designed to address the cellular dysfunction that causes cancer, compared with small molecule drugs or immunotherapeutic agents, which may act indirectly.

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

The Introgen Strategy

Our objective is to be a leader in the development of targeted molecular tumor suppressor therapies and other products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:

•	Develop and Commercialize ADVEXIN Therapy and INGN 241 for Multiple Cancer Indications. We plan to continue our development programs to commercialize our ADVEXIN therapy, using the p53 tumor suppressor, and our INGN 241 product, using the mda-7 tumor suppressor, also know as interleukin 24 (IL-24), in multiple cancer indications.

•	Develop Our Portfolio of Targeted Molecular Therapies and Other Drug Products. Utilizing our significant research, clinical, regulatory and manufacturing expertise, we are evaluating development of additional molecular therapies for various cancers, including:

•	INGN 225, a highly specific cancer immunotherapy;

•	INGN 234, an oral rinse or mouthwash formulation containing the p53 tumor suppressor;

•	INGN 401, using the FUS-1 tumor suppressor;

•	INGN 402 and 403, using nanoparticle formulations for systemic delivery of the p53 and mda-7 tumor suppressors; and

•	INGN 007, a replication-competent viral therapy.

We have an established process for evaluating new drug candidates and advancing them from pre-clinical to clinical development. We have identified and licensed multiple technologies, which we intend to combine with our adenoviral and non-viral vector systems and which we believe are attractive development targets for the treatment of various cancers. We are also evaluating the development of mebendazole (INGN 601), our first small molecule product candidate. We intend to evaluate additional opportunities to in-license or acquire new technologies.

•	Develop a Nanoparticle Systemic Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations.

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents.

•	Establish Targeted Sales and Marketing Capabilities. The oncology market can be effectively addressed by a small, focused sales force because it is characterized by a concentration of specialists in relatively few major cancer centers. We believe we can address this market by a combination of building a direct sales force as part of the ADVEXIN therapy commercialization process and pursuing marketing and distribution agreements with corporate partners for ADVEXIN therapy as well as additional products.

•	Expand Our Market Focus to Non-Cancer Indications. We plan to leverage our scientific, research and process competencies in molecular therapy and vector development to pursue targeted molecular therapies for a variety of other diseases and conditions. We believe these therapies could hold promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.

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

We reviewed historically successful FDA registration strategies for numerous cancer drugs, noting that during the past decade, approximately 14 cancer drugs were initially approved based upon submissions of Phase 2 clinical data. A number of the Phase 2 trials supporting these approvals employed single-arm studies involving relatively small patient populations. Virtually all of those drugs relied on surrogate endpoints for approval and a substantial number of the products were for orphan drug indications.

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

We submitted a SOPA Request to the FDA Division of Cellular and Gene Therapies proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer, based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and consider conducting interim efficacy analyses on one or both of our ongoing Phase 3 trials. Given that we have two ongoing Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials. We will also be exploring with the FDA whether its recently announced Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process. This initiative also encouraged sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. We have employed several response criteria to evaluate ADVEXIN efficiency as described below.

We proposed to the FDA and received an acceleration of the initiation of the planned interim safety analysis relative to one of our two ongoing Phase 3 clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. This analysis was performed by a Data Safety Monitoring Board and did not result in any changes in the study conduct. We believe such safety information will be useful to the FDA as part of our ongoing BLA submission process. We plan to avail ourselves of the suggestion by the FDA that we consider proposing to them an interim efficacy analysis of one or both of our ongoing Phase 3 clinical trials. As with the acceleration of the interim safety analysis, we believe the results of the interim efficacy analysis from one or both Phase 3 studies will be useful to the FDA in its review of our BLA. With regard to these interactions, the FDA requested we submit a proposal for the Phase 3 interim efficacy analyses. We submitted that proposal and received and accepted comments from the FDA in December 2006. In addition, the FDA has agreed that we may utilize our biomarkers indicating the molecular mechanism of ADVEXIN therapy for the analyses of Phase 2 and Phase 3 clinical data.

During 2007, we plan to complete the interim efficacy analyses of one or both of our two ongoing Phase 3 clinical trials for recurrent head and neck cancer, submit Phase 2 and Phase 3 clinical data to the FDA and EMEA in support of our ADVEXIN registration program and complete filings with the EMEA in support of an Exceptional Circumstance Approval Application for LFS cancers.

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

The identification of predictive indicators of ADVEXIN therapy activity is responsive to these initiatives by predicting the patient populations most likely to benefit from a specific cancer therapy. The population we identified as benefiting from ADVEXIN therapy includes patients who are less likely to respond to standard therapies such as chemotherapies and radiation.

A molecular biomarker predictive of ADVEXIN therapy activity is abnormal p53 function detected in tumor tissues by a routine immunohistochemistry laboratory test. In patients with the abnormal p53 biomarker, ADVEXIN therapy caused a statistically significant increase in median survival of 11.6 months compared to only 3.5 months for patients without abnormal p53 function. Patients with abnormal p53 function are known to have a poor prognosis when treated with standard therapies. In addition to this molecular biomarker, we have identified clinical prognostic biomarkers that correlate with statistically significant increases in survival, partial and complete tumor responses and durable locoregional disease control (tumor responses or tumor growth arrest for three months or longer in duration) following treatment with ADVEXIN therapy. These clinical biomarkers include prior chemotherapy or radiotherapy consistent with ADVEXIN therapy’s mechanism of action of inducing tumor death in cells, or apoptosis, with DNA damage from previous treatments.

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

The targeted molecular therapy provided by ADVEXIN therapy is evidenced by its use to successfully treat an LFS cancer patient on a compassionate use basis under a protocol authorized by the FDA. Our treatment of a tumor in an LFS patient with ADVEXIN therapy led to improvement of tumor-related symptoms and resulted in a complete response in the treated lesion as determined by positron emission tomography (PET) computerized tomography (CT) scans. PET-CT scans measure the metabolic activity of tumors and are being increasingly utilized in the management of cancer patients because they provide more sensitive assessments of treatment effects compared to conventional CT and magnetic resonance imaging scans.

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

The European Medicines Agency (EMEA) Committee for Orphan Medicinal Products has granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of LFS. This designation has been ratified by the European Commission. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a

10-year period of marketing exclusivity from the date of approval. We received this designation through Gendux AB, our wholly-owned subsidiary.

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

We hold a worldwide, exclusive license to a family of patent applications directed to combination therapy using ADVEXIN therapy with inhibitors of epidermal growth factor receptors (EGFr inhibitors) such as Erbitux®, Vectibix®, Tarceva® and Iressa®. We licensed this family of patents from M. D. Anderson Cancer Center. This important technology is based on the discovery by scientists at M. D. Anderson Cancer Center that p53 therapies (which is the basis for our ADVEXIN therapy) and mda7 therapies (which is the basis for our INGN 241 product candidate discussed below) can work synergistically with inhibitors of epidermal growth factor receptors to arrest tumor growth. Preclinical studies have shown that this therapeutic approach results in a greater level of cancer cell death than when either therapy is used alone.

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

We have completed enrollment of a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. We are conducting later stage clinical trials using INGN 241 in patients with metastatic melanoma and recurrent head and neck cancer. We are conducting a Phase 3 clinical trial using INGN 241 in combination with radiation therapy for solid tumors.

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

Pre-clinical data indicate INGN 241 and bevacizumab, marketed by Roche Holding AG and Genentech, Inc. (Genentech) as Avastin®, each inhibit tumor angiogenesis through distinct mechanisms in models of lung cancer. Study results demonstrate that the combination of INGN 241 and Avastin® significantly increases anti-tumor activity compared with either agent used separately. We have observed synergistic activity resulting in a positive therapeutic effect in the treatment of lung cancer in laboratory animals following the combination of the two agents. In contrast, treatment with Avastin® alone demonstrated only minor tumor regression in those animals. These findings have been published in Molecular Therapy, the journal of ASGT.

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

In pre-clinical studies, we have observed the expression of mda-7 in ovarian cancer cells activates a cell death or apoptotic pathway regulated by the Fas signaling system. This activation resulted in significant increases in apoptosis and inhibition of cancer cell proliferation that were specific to cancer cells. These effects were not observed in normal ovarian tissue, supporting previous data showing a cancer-selective effect of INGN 241.

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

Pre-clinical studies have demonstrated that INGN 241 can induce human lung cancer cells to undergo apoptosis, or programmed cell death, through the synergistic action of INGN 241 and a class of tumor-targeted drugs known as heat shock protein 90 (Hsp90) inhibitors. We have observed that the combination of INGN 241 and two Hsp90 inhibitors can result in the enhancement of cell death in lung cancer cells. This combination treatment inhibited tumor cell movement, suggesting an anti-metastatic effect.

Findings and results arising from our development of INGN 241 have been published in the Journal of Leukocyte Biology, Cancer Gene Therapy, Cancer Research, Molecular Therapy, Oncogene, Surgery, and International Immunopharmacolgy. Data from this work have also been presented at the annual San Antonio Breast Cancer Symposium.

We have an exclusive license from GlaxoSmithKline plc (GlaxoSmithKline) to the mda-7 tumor suppressor for our therapeutic applications. This license was originally from Corixa Corporation (Corixa), which was acquired by GlaxoSmithKline. Pre-clinical studies regarding the active component of INGN 241 have included research at The University of Texas M. D. Anderson Cancer Center and Columbia University. We have an exclusive license to a family of patent applications covering methods and compositions of the mda-7 tumor suppressor with several types of currently available therapies, including conventional chemotherapies, vascular endothelial growth factor inhibitors, such as Avastin® (bevacizumab), non- steroidal anti-inflammatory drugs, which include COX-2 inhibitors such as Celebrex®, (celecoxib) and proteasome inhibitors, which can increase therapeutic functionality, such as Velcade® (bortezemib).

INGN 225 (p53 molecular immunotherapy)

We are developing INGN 225 using the p53 tumor suppressor in a different manner to create a molecular immunotherapy for cancer that stimulates a particular type of immune system cell known as a dendritic cell. Research published in Current Opinion in Drug Discovery & Development concluded that the p53 tumor suppressor can be used with a patient’s isolated dendritic cells as an antigen delivery and immune enhancing therapeutic strategy. Pre-clinical testing has shown that the immune system can recognize and kill tumors after treatment with dendritic cells stimulated by the p53 tumor suppressor, which suggests a molecular immunotherapy consisting of dendritic cells stimulated by p53 could have broad utility as a treatment for progression of tumors.

We have completed a Phase 1/2 clinical trial in collaboration with the Moffitt Cancer Center at the University of South Florida in patients with small cell lung cancer. We are also conducting a Phase 1/2 trial in patients with breast cancer in collaboration with the University of Nebraska. In both trials, INGN 225 is administered after the patients have been treated with standard chemotherapy.

The results from the Phase 1/2 trial in patients with extensive small cell lung cancer who were previously treated with chemotherapy indicate that 52% of the evaluable patients in the study treated with INGN 225 had objective responses to subsequent chemotherapy and 41% of the evaluable patients were still alive one year after receiving this therapy. Historically, the expected objective response rate in similar patients to further chemotherapy is between approximately 5% and 30%. Patients with this type of lung cancer typically have a grave prognosis with a median survival of approximately six months, but treated patients in this study who developed an immune response to p53 had a median survival of approximately twelve months.

We believe the data indicate INGN 225 may sensitize tumors to the effects of platinum and taxane chemotherapies. Of particular interest is the observation that patients with highly aggressive disease (termed platinum resistant) showed improved response rates and increased survival compared to historical controls. These findings are consistent with the results observed in lung and breast cancer patients treated with ADVEXIN therapy that increased the expected effects of cisplatin, taxane and doxorubicin chemotherapies. As platinum, taxanes and doxorubicin are among the most common types of cancer chemotherapies, these findings may have important implications for improving the efficacy of these widely utilized cancer treatments.

INGN 234 (p53 topical)

We are developing INGN 234 for the prevention of oral cancers and the treatment of oral leukoplakia. We are conducting a Phase 1 clinical trial in which p53 is being administered in an oral mouthwash formulation to prevent precancerous oral lesions from developing into cancerous lesions. We are conducting pre-clinical work on other topical administrations of tumor suppressors to control or prevent oral or dermal cancers. We are investigating multiple delivery platforms, including both viral and non-viral approaches. We are also investigating combining delivery of our therapies with rinses, patches, ointments and enhancing polymers. We believe the opportunity exists to develop non-toxic treatments for pre-malignant and malignant cells that can be easily exposed to natural biological tumor suppressor and DNA repairing molecules.

We have entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. See Part I, Item 1. “Business — Business and Collaborative Arrangements — Alliance with Colgate-Palmolive Company” below for further discussion of this alliance agreement.

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

Pre-clinical data suggests that a combination of ADVEXIN therapy and INGN 401, administered intravenously in nanoparticle formulations, is capable of significantly shrinking metastatic tumors in models of human lung cancer. The data indicates that while ADVEXIN therapy and INGN 401 are each effective as a monotherapy, more powerful results were observed when the treatments were combined. The data also indicates that the nanoparticle treatments had no demonstrable adverse effects on normal cells. The results of the study that produced this data are published in Cancer Research.

INGN 401 has demonstrated synergistic activity with gefitinib (Iressa®), a novel class of anti-cancer agents that decrease tumor growth by inhibiting growth factor receptors that promote tumor proliferation. While gefitinib can produce dramatic responses in a small subset of lung cancer patients, most lung cancers are refractory to its effects. The data indicate nanoparticle delivery of INGN 401 can synergize with Gefitinib in killing lung tumor cells resistant to gefitinib alone. Furthermore, in gefitinib-sensitive tumors, INGN 401 delivery significantly enhanced anti-cancer activity.

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

We license from M. D. Anderson Cancer Center a group of molecules known as the 3p21.3 family. Pre-clinical research performed on these molecules by collaborators at The University of Texas Southwestern Medical Center and M. D. Anderson Cancer Center suggests that the 3p21.3 family plays a critical role in the suppression of tumor growth in lung and other cancers. This family of molecules includes the FUS-1 tumor suppressor we are testing as INGN 401 and the NPRL2 gene. We are working with M. D. Anderson Cancer Center to further evaluate other 3p21.3 family molecules as clinically relevant therapeutics.

The NPRL2 gene is believed to be important in the genesis of multiple types of cancer, including lung cancer and renal cell cancer. Preclinical data with the NPRL2 tumor suppressor gene demonstrated that systemic treatment using NPRL2 nanoparticles in combination with cisplatin resulted in a 90% inhibition of tumor growth in human lung cancer cells compared to control treatments. The ability to use a biomarker assay for NPRL2 to identify patients who might not experience significant benefit from treatment with cisplatin alone could represent an important advance in cancer treatment. Development of NPRL2 systemic nanoparticles may help patients whose tumors are resistant to cisplatin by re-sensitizing tumors to this commonly used therapy. Study results involving the NPRL2 treatment have been published in Cancer Research, a biomedical journal, and Cancer Wise, an electronic publication of M. D. Anderson Cancer Center.

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

Introgen Enabling Technologies

We have a portfolio of technologies, referred to as enabling technologies, for administering targeted molecular products to patients and for enhancing the effects of these products. We plan to utilize these technologies to develop additional products to treat cancer and other diseases which, like cancer, result from cellular dysfunction and uncontrolled cell growth.

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

Nanoparticle Systemic Delivery Platform

We hold an exclusive, worldwide license to a portfolio of patents from M. D. Anderson Cancer Center focused on the delivery of biologically active proteins, polypeptides and peptides using novel nanoparticle delivery complexes. These systemically-delivered nanoparticles are applicable to a wide variety of bioactive protein-derived molecules. This technology is directed to specially designed nanoparticles that carry and deliver therapeutic bioactive proteins, polypeptides and peptides to targeted cells, such as cancer cells.

These nanoparticle formulations have certain therapeutic advantages. While peptides alone may be rapidly removed from circulation, requiring frequent administration and high doses, our nanoparticle-polypeptide formulations can increase therapeutic activity and protect against rapid degradation normally associated with peptide therapy. In addition, our peptide nanoparticles can include special targeting molecules to further enhance cellular uptake and to improve therapeutic efficacy.

We have licensed and are developing a non-viral, nanoparticle delivery platform as a complementary delivery technology for certain types of cancers, or clinical indications, particularly those that require systemic administration. We are using this technology in INGN 401, INGN 402 and INGN 403.

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

Business and Collaborative Arrangements

Alliance with Colgate-Palmolive Company

In November 2005, we entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. In connection with the alliance agreement and pursuant to a common stock purchase agreement, Colgate-Palmolive purchased 3,610,760 shares of our common stock at a price of $5.539 per share for a total of approximately $20.0 million. Under the common stock purchase agreement, Colgate-Palmolive agreed to vote these shares and any other shares of our capital stock owned by it in favor of corporate actions approved by our Board of Directors. This voting agreement is subject to suspension or termination upon certain events specified in the common stock purchase agreement.

Pursuant to the alliance agreement, we will conduct research and development activities involving specialized formulations of our molecular therapies (such as p53, mda-7 and FUS-1) targeted at precancerous conditions of the oral cavity and at oral cancer. The objective is to market these formulations as oral healthcare products. The alliance agreement excludes certain of our cancer product candidates, including ADVEXIN therapy, INGN 241, INGN 225 and INGN 401.

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

Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased $150,000 and $600,000 during the years ended December 31, 2006 and December 31, 2005, respectively. We are not obligated to make any additional such purchases at this time. We recorded these purchases as research and development expense.

Provided the agreement with VirRx remains in place, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we will receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment.

The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases.

SR Pharma plc

We own approximately 6.6% of the issued share capital of SR Pharma. We purchased these shares for approximately $3.0 million in July 2005. The shares we own had a quoted market value of $6.9 million at December 31, 2006 and $9.7 million at March 7, 2007. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products.

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

We have exclusive license agreements with The Board of Regents of the University of Texas System and M. D. Anderson Cancer Center covering many of the core technologies and products we are developing, including ADVEXIN therapy. These license agreements generally terminate on the date of expiration of the last to expire patents covered by these agreements (or earlier if no patent rights are applicable), and are terminable upon either party’s breach, upon notice on a patent by patent basis or should we become insolvent.

To maintain the exclusivity of these licenses, we are required to conduct ongoing research and development of, and/or use commercially reasonable efforts to, commercialize these technologies. We have agreed to pay M. D. Anderson Cancer Center royalties on sales of products utilizing these technologies. We are obligated to reimburse any of M. D. Anderson Cancer Center’s costs that may be incurred in connection with obtaining patents related to the licensed technologies. Our strategy for product development is designed to take advantage of the significant multidisciplinary resources available at M. D. Anderson Cancer Center. These efforts have resulted in our becoming a significant corporate sponsor of activities at M. D. Anderson Cancer Center in recent years and have yielded to us exclusive patent and licensing rights to numerous technologies.

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

Research and License Agreement for the mda-7 Tumor Suppressor

We have a research and license agreement with GlaxoSmithKline, pursuant to which we acquired an exclusive, worldwide license to the mda-7 tumor suppressor for the therapeutic applications we are pursuing. This agreement was originally with Corixa, which subsequently was acquired by GlaxoSmithKline. The agreement is effective until the last to expire of the subject patents. It is terminable upon the breach or insolvency of either party, or upon our notice on a patent-by-patent or product-by-product basis. Under the agreement, we paid Corixa an initial license fee and have agreed to make additional payments upon the achievement of development milestones, as well as royalty payments on product sales. We also made research payments to Corixa in connection with research it performed involving the mda-7 tumor suppressor. Corixa originally licensed the mda-7 tumor suppressor from Columbia University.

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

London Stock Exchange

We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.

Research and Development Expense

Our research and development expense was $18.2 million, $21.4 million and $20.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

We currently own or have an exclusive license to a large number of issued and pending United States and foreign patents and patent applications. Currently, the last to expire patents key to our ADVEXIN therapy expire in 2020, however, we have applications pending that could extend our coverage for our ADVEXIN therapy beyond these dates. Patents key to our INGN 241 product, using the mda-7 tumor suppressor, expire in the time frame of 2013 to 2016, although we have pending patent cases that could extend our protection beyond these expiration dates. The exclusive licenses that give us rights on the patents, and applications that such licenses cover, will expire no earlier than the life of any patent covered under the license.

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

We have exclusively licensed from Aventis patent applications directed to adenoviral p53 and its clinical applications. We have an exclusive license to a United States patent application and corresponding international applications directed to the use of the p53 tumor suppressor in the treatment of cancer patients whose tumors express a normal p53 protein.

Combination Therapy with Tumor Suppressors, including p53 and mda-7/IL24

Our portfolio development includes seeking protection for clinical therapeutic strategies that combine the use of either the p53 tumor suppressor or the mda-7/IL-24 tumor suppressor with traditional cancer therapies. In this regard, also arising out of our work with M. D. Anderson Cancer Center, we have an exclusive license to a number of issued United States patents and applications with corresponding international patents and applications directed to cancer therapy using either the p53 tumor suppressor or the mda-7/IL-24 tumor suppressor in combination with conventional radiotherapy and/or other anti-cancer compounds. Such compounds include:

•	DNA-damaging agents and conventional chemotherapies;

•	Immunotherapeutics (e.g., Herceptin®);

•	COX-2 inhibitors (e.g., celecoxib);

•	Hsp90 inhibitors;

•	Proteasome inhibitors;

•	VEGF inhibitors (e.g., Avastin®); and

•	EGFr inhibitors (e.g., Tarceva®, Iressa®).

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

Adenovirus Production, Purification and Formulation

Another focus of our research has involved the development of procedures for the commercial-scale production of our potential adenoviral-based products, including that of ADVEXIN therapy. We own three issued United States patents and related European patents, as well as a number of pending United States applications and corresponding international applications directed to highly purified adenoviral compositions, commercial-scale processes for producing adenoviral-based compositions having a high level of purity and storage-stable formulations. These patents and patent applications include procedures for preparing commercial quantities of recombinant adenovirus products and include procedures applicable to the p53 tumor suppressor, as well as any of our other potential products.

We have licensed from Aventis in the p53 field a United States patent and corresponding international applications directed to processes for the production of purified adenoviruses, which are useful for our product applications. With respect to storage-stable formulations, we were issued a United States patent directed to compositions and methods concerning improved, storage-stable adenovirus formulations. This patent is not limited to our ADVEXIN therapy product candidate and may eventually replace formulations currently in use.

Other Tumor Suppressors

We either own or have exclusively licensed rights in a number of other patents and applications directed to compositions and clinical applications of various tumor suppressors other than p53, including the mda-7, BAK, the 3p21.3 family (FUS-1) and anti-sense K-ras. We have exclusively licensed or optioned rights in a number of issued United States patents covering the use of the mda-7 and BAK tumor suppressors.

Other Therapeutic, Composition and Process Technologies

We own or have exclusively licensed a number of United States and international patent applications on a range of additional technologies. These licenses include various applications and patents relating to p53, combination therapy with 2-methoxyestradiol, anti-proliferative factor technologies, retroviral delivery systems, stimulation of anti-p53 and screening and product assurance technologies.

We have exclusively licensed a number of United States and international applications directed to various improved vector applications employing more than one molecular therapy for disease treatment, as well as applications directed to the delivery of molecular therapies for disease treatment without the use of a vector, or “non-viral” therapy. For example, a United States patent, exclusively licensed to us, was issued that is directed to adenoviruses that exhibit tissue specific replication. We have exclusive rights in an issued United States patent and corresponding international applications directed to a low toxicity analogue of IL-24, also called F42K. We also have been issued exclusively licensed patents in Europe directed to our nanoparticle delivery system for delivering tumor suppressor genes.

Benzimidazole Small Molecule Cancer Therapy Program

We have exclusively licensed a United States and a corresponding international patent application directed to the use of a family of known anti-helminthic benzimidazole molecules, most notably mebendazole, in the treatment of cancer. These applications are directed generally to the use of small molecules of the benzimidazole family to induce apoptosis in cancers, as well as to treat cancer patients, particularly those having p53-related cancers. Both of these therapeutic actions are based on the discovery by our scientists and their collaborators that members of the benzimidazole family will actively induce apoptosis in cancer cells, particularly in conjunction with the action of an endogenous or exogenously added p53 tumor suppressor.

Trade Secrets

We rely on trade secrets law to protect technology where we believe patent protection is not appropriate or obtainable. Trade secrets are difficult to protect. We generally require employees, academic collaborators and consultants to enter into confidentiality agreements covering our trade secrets and other confidential information. Despite these measures, we may not be able to adequately protect our trade secrets or other proprietary information.

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

Government Regulation

The Drug Approval Process

Prescription pharmaceutical products and biologics are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetics Act (FDC Act) and the Public Health Services Act, and by comparable regulatory agencies in most foreign countries. The process required by the FDA before a new drug or biologic (our products will be regulated as biologics) may be marketed in the United States generally involves:

•	Completion of preclinical laboratory and animal testing;

•	Submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

•	Performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic’s intended use; and

•	In the case of a new drug, approval by the FDA of a New Drug Application (NDA) or of a BLA for a biologic.

•	A complex, lengthy, cumbersome and expensive process such that we cannot be certain that we will receive FDA approval for any of our products.

Facilities used to manufacture drugs and biologics are subject to periodic inspection by the FDA and other authorities where applicable and must comply with the FDA’s cGMP regulations. Manufacturers of biologics also must comply with FDA’s general biological product standard. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

Pre-Clinical Testing

Pre-clinical testing includes laboratory evaluation of product chemistry and formulation as well as animal trials to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and pre-clinical safety tests must be conducted in compliance with FDA Good Laboratory Practices regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IND application to be reviewed by the FDA prior to the commencement of human clinical trials. Submission of an IND application may not result in FDA authorization to commence clinical trials, but the IND becomes effective if not rejected by the FDA within 30 days. The IND application must indicate (1) the results of previous testing, (2) how, where and by whom the clinical trials will be conducted, (3) the chemical structure of the compound, (4) the method by which it is believed to work in the human body; (5) any toxic effects of the compound found in the animal trials and (5) how the compound is manufactured.

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

We report to the FDA and the NIH serious adverse events and deaths, whether treatment-related or not, that occur in our clinical trials. Clinical trials we conduct include cancer patients who have failed all conventional treatments available to them, who therefore have short life expectancies and who sometimes die before completion of their full course of treatment in our clinical trials.

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

Satisfaction of FDA premarket approval requirements for new drugs and biologics typically takes several years. The actual time required may vary substantially based upon the type, complexity and novelties of the product or disease. Government regulation may delay or present marketing of potential products for a considerable period of time and impose costly procedures upon our activities.

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

The Orphan Drug Act has been controversial. Legislative proposals have been introduced from time-to-time in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. New legislation may be introduced in the future that could adversely affect the availability or attractiveness of Orphan Drug status for our potential products. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Companies cannot actively promote FDA-approved drugs for off-label uses. Current regulations, if followed, provide a safe harbor from FDA enforcement action that would allow us to disseminate to physicians articles published in peer-reviewed journals, such as the New England Journal of Medicine, that discuss off-label uses of approved products. We cannot disseminate articles concerning drugs that have not been approved for any indication.

Fast Track Products

The FDA’s Fast Track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and that demonstrates the potential to address unmet medical needs for their condition. Under the Fast Track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a Fast Track product at any time during the clinical development of the product. The FDA must determine if the product qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request.

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

ADVEXIN therapy is designated as a Fast Track product by the FDA for its effect on prolonging survival and the time to loco-regional disease progression in patients with recurrent, unresectable squamous cell carcinoma of the head and neck. By designating ADVEXIN therapy as a Fast Track product, the FDA will take actions to expedite the evaluation and review of the application for approval of ADVEXIN therapy. The Fast Track designation for ADVEXIN therapy from the FDA does not guarantee a faster development process, review process or approval compared to conventional FDA procedures.

We may seek Fast Track designation for our other products. We may be prevented from seeking, approval under the Accelerated Approval process for any of our products. We cannot predict the ultimate impact, if any, of the Fast Track process on the timing or likelihood of FDA approval of any of our other potential products.

International

Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing.

In Europe, we have been granted Orphan Drug status for the use of ADVEXIN therapy in LFS. We intend to pursue an Exceptional Circumstances Approval for this product and seek Conditional Approval for the use of ADVEXIN therapy in head and neck cancer.

We cannot be sure that international approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries, other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may arise from other drug development technologies, methods of preventing or reducing the incidence of disease, including molecular immunotherapies, and new small molecule or other classes of therapeutic agents. Developments by others may render our product candidates or technologies obsolete or non-competitive.

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

We are aware that Sanofi-Aventis has obtained marketing approval for the use of Taxotere® in combination with cisplatin and 5FU for the treatment of certain kinds of head and neck cancer.

We are aware that Canji, with its parent Schering-Plough Corporation (Schering-Plough), has in the past been involved in research and/or development of adenoviral p53 products and owns or controls patents and patent applications directed to adenoviral p53 therapy. We understand that Canji/Schering-Plough has stopped its adenoviral p53 clinical trials, and it is unknown whether these parties are continuing their adenoviral p53 research and/or development efforts.

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

We expect competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. Our competitive position depends upon our ability to obtain required regulatory approvals, attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Human Resources

As of March 7, 2007, we had approximately 74 employees and contracted personnel engaged in research and development, regulatory affairs, clinical affairs, manufacturing and quality, finance and corporate development activities. Several of our employees hold a Ph.D. or M.D. degree. Many of our employees have extensive experience in pharmaceutical and biotechnology industries.

Scientific Advisory Board

We receive guidance on a broad range of scientific, clinical and technical issues from our Scientific Advisory Board. Members of our Scientific Advisory Board are recognized experts in their respective fields of research and clinical medicine related to molecular oncology. The members of the Scientific Advisory Board are:

Jack A. Roth, M.D., Chairman of the Scientific Advisory Board, is Chairman of the Department of Thoracic and Cardiovascular Surgery and Director of the W.M. Keck Center for Innovative Cancer Therapies at M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth was one of our founders and is our Chief Medical Advisor. Dr. Roth is a widely-recognized pioneer in the application of targeted molecular therapies to the treatment of cancer. He is the primary inventor of the technology supporting our tumor suppressor products. He received his M.D. from The Johns Hopkins University School of Medicine.

Carol L. Prives, Ph.D., is DaCosta Professor of Biology at Columbia University and American Cancer Society Professor. She is a member of the advisory boards of Memorial Sloan Kettering Cancer Center and of the American Association for Cancer Research. She serves on the editorial boards of prominent journals including Cell and Genes & Development. She received her Ph.D. in biochemistry from McGill University.

Daniel D. Von Hoff, M.D., F.A.C.P., is the Physician in Chief and Senior Investigator for the Translational Genomics Research Institute (TGen) and Clinical Professor of Medicine at the University of Arizona, Arizona Cancer Center, Arizona Health Sciences Center. Dr. Von Hoff is also Chief Scientific Officer for US Oncology and Scottsdale Clinical Research Institute. Dr. Von Hoff is certified in medical oncology by the American Board of Internal Medicine. He received his M.D. from The Columbia College of Physicians and Surgeons.

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

In order to commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating our product candidates are safe and effective for a particular cancer type or other disease. Regulatory approval of a new drug is never guaranteed. The FDA and foreign regulatory authorities have substantial discretion in the approval process. Despite the time and experience exerted, failure can occur at any stage, and we could encounter problems causing us to abandon clinical trials.

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

Despite the FDA’s designation of ADVEXIN therapy as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our BLA for ADVEXIN therapy, or other delays in the FDA’s review process. Similarly, although we have an agreement with the European Medicines Agency (EMEA) to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances provisions, we may encounter delays in the regulatory approval process due to additional information requirements from the EMEA, unintentional omissions in our Marketing Authorization Application filed with the EMEA, or other delays in the EMEA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA or EMEA policy during the period of product development, clinical trials and FDA and EMEA regulatory review.

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

We have generated operating losses since we began operations in June 1993. As of December 31, 2006, we had an accumulated deficit of approximately $172.3 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.

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

We expect we will fund our operations over approximately the next 21 to 24 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We intend to raise additional capital sooner, however, under various circumstances, including if we experience:

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this Annual Report on Form 10-K for the year ended December 31, 2006. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

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

Due to the potential value of our strategic investments, we could be determined to be an investment company, and if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. We invest certain of our assets in short-term, investment grade securities, some of which may qualify as investment securities under the Investment Company Act. Additionally, from time to time we may make strategic investments in businesses that we do not operate or control, which investments may also qualify as investment securities under the Investment Company Act. Our non-controlling position in SR Pharma, along with investments of our available cash resources in certain types of fixed-income securities, could be considered investment securities under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements imposed by the Investment Company Act. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our investment securities exceeds 40% of the value of our total assets. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business. We believe we are generally otherwise exempted from the definition of an investment company and the registration requirements of the Investment Company Act, but, absent an exemptive order from the SEC, this result cannot be assured. Nevertheless, to address any uncertainty in this regard, we generally invest a significant portion of our portfolio in money market funds and U.S. government securities and limit the level of investment in corporate bonds and other instruments that could be considered “investment securities.”

At December 31, 2006, the value of our investment securities exceeded 40% of the value of our total assets due primarily to our non-controlling position in SR Pharma. In addition, certain other exemptions under the Investment Company Act upon which we may normally rely were not available to us. Accordingly, our Board of Directors elected to take advantage of the Rule 3a-2 exemption for “transient” investment companies as of such date, which allows us to avoid being deemed an investment company for up to one year as long as we have a bona fide intent to be engaged primarily, as soon as is reasonably possible, in a business other than that of investing, reinvesting, holding or trading in securities. In connection with such election, our Board of Directors directed management to take appropriate actions to regain compliance with the prima facie provisions of the Investment Company Act, including, among other things, liquidating certain investment securities. Accordingly, among other things, we intend over time to reduce the level of our investment securities by periodic sales or other dispositions of such investment securities. These dispositions may be effected under unfavorable market conditions. The lower rates of return realized after the reinvestment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the year ended December 31, 2006. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.

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

In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned at the time of this acquisition by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by (1) issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and (2) assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares were held by an independent escrow agent for a period of approximately one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement. Such shares have since been released from escrow. Magnum’s primary asset is the funding it receives under a research grant from the NIH, which supplements our ongoing research and development programs. During the year ended December 31, 2006, we earned $163,000 of revenue under this grant, which completed the funding available to us under this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

We have relationships with Jack A. Roth, M.D., and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see our “Notes to Consolidated Financial Statements” beginning on page F-7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Subsequent to December 31, 2006, we became an owner of 49% of the outstanding stock of Introgen Research Institute (“IRI”). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.

We believe the foregoing transactions with insiders were and are in our best interests and the best interests of our stockholders. However, the transactions may cause conflicts of interest with respect to those insiders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We conduct our primary operations from facilities in Houston, Texas. These facilities consist of a 12,000 square foot CGMP production facility designed to support an ADVEXIN therapy product launch and a 30,000 square foot building containing our research and development laboratories and administrative offices. We own these facilities through TMX Realty Corporation (TMX), our wholly-owned subsidiary. Our corporate offices are located in Austin, Texas. We expect our current facilities to satisfy our requirements for the foreseeable future.

TMX leases the land under our primary Houston facilities from a third party. The buildings are financed and pledged as collateral under a mortgage note payable. Certain equipment in the buildings is financed and pledged as collateral under notes payable. See the discussion below under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a summary of our obligations under notes payable and leases.

We sublease to M. D. Anderson Cancer Center approximately 10,000 square feet in our primary facilities described above. This lease provides for rent payments at prevailing market rates and has an initial term expiring in 2009.

In addition to the primary facilities described above, we lease other space in Houston, Texas in which we constructed and operate a second production facility. We use that facility to produce investigative material for INGN 241 and other product candidates in an environment separate from that used for production of ADVEXIN therapy.

Item 3.	Legal Proceedings

We are involved from time to time in legal proceedings relating to claims arising out of our operation in the ordinary course of business, including actions relating to intellectual property rights.

We do not believe that the outcome of any present, or all litigation in the aggregate, will have a material effect on our business. You can read the discussion of our opposition of the patents under Part I, Item 1A. “Risk Factors” above.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Equityholder Information

Our common stock has been quoted on the Nasdaq Global Market under the symbol “INGN” since our initial public offering in October 2000. Prior to October 2000, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices reported on the Nasdaq Global Market.

	High	Low

Fiscal Year Ended December 31, 2005:
First Fiscal Quarter	$8.60	$6.35
Second Fiscal Quarter	8.10	6.07
Third Fiscal Quarter	7.40	4.90
Fourth Fiscal Quarter	6.60	4.54
Fiscal Year Ended December 31, 2006:
First Fiscal Quarter	$6.45	$4.91
Second Fiscal Quarter	5.62	3.50
Third Fiscal Quarter	4.88	3.78
Fourth Fiscal Quarter	5.20	4.28

At December 31, 2006, there were 43,591,201 shares of our common stock issued and outstanding held by approximately 153 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

This information is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Introgen Therapeutics, Inc., The NASDAQ Composite Index
And The S & P Biotechnology Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. This information is derived from and is qualified by our Consolidated Financial Statements appearing in Part IV below or in the analogous section of our Forms 10-K filed in previous years.

	Year Ended December 31,
	2002	2003	2004	2005	2006

Statement of Operations Data:
Contract services, grants and other revenue	$1,173	$304	$1,808	$1,867	$1,151

Collaborative research and development revenue from affiliate	—	—	—	—	—

Product sales to affiliate	—	—	—	—	—
Cost of product sales	—	—	—	—	—

Gross margin on product sales	—	—	—	—	—

Operating costs and expense:
Research and development	21,512	14,973	20,474	21,400	18,221
General and administrative	6,722	6,102	6,597	7,834	13,163

Total operating costs and expense	28,234	21,075	27,071	29,234	31,384

Loss from operations	(27,061)	(20,771)	(25,263)	(27,367)	(30,233)
Interest income (expense), net	(207)	393	(191)	166	343
Other income	1,140	1,052	1,067	1,098	1,089

Net loss	$(26,128)	$(19,326)	$(24,387)	$(26,103)	$(28,801)

Net loss per share, basic and diluted	$(1.22)	$(0.84)	$(0.91)	$(0.80)	$(0.77)

Shares used in computing basic and diluted net loss per share	21,471	22,902	26,943	32,780	37,594

	December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$23,467	$36,397	$38,180	$33,122	$41,345
Working capital	18,852	31,091	31,981	29,529	39,957
Total assets	33,316	44,483	48,057	42,981	54,161
Notes payable, net of current portion	7,435	6,714	7,901	7,784	7,448
Deferred revenue and other, long-term	619	876	1,132	1,404	923
Accumulated deficit	(73,643)	(92,969)	(117,356)	(143,459)	(172,260)
Stockholders’ equity	19,835	31,285	32,166	27,011	37,048

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto included in this Annual Report on Form 10-K. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include the statements under Item 1A. “Risk Factors.” These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors.”

Overview

Introgen Therapeutics, Inc. was incorporated in Delaware in 1993. We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted molecular therapies for the treatment of cancer and other diseases. We are developing product candidates to treat a wide range of cancers using tumor suppressors, cytokines and other targeted molecular therapies. These agents are designed to increase production of normal cancer-fighting proteins that act to overpower cancerous cells, stimulate immune activity and enhance conventional cancer therapies. See Part I, Item 1. “Business — Overview” above for a more complete discussion of our business.

Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At December 31, 2006, we had an accumulated deficit of $172.3 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At December 31, 2006, we had cash, cash equivalents and short-term investments of $41.3 million.

We have used cash primarily as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Operating activities	$21,513	$21,748	$19,208
Purchases of property and equipment	1,097	509	185
Principal payments on notes payable	593	707	901

We have received cash primarily as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Sales of our common stock	$22,894	$19,585	$27,702
Proceeds from notes payable	1,448	772	727
Proceeds from stock option exercises	644	615	65

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

We currently earn revenue or income from contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. From time-to-time in the past, we have earned revenue under federal research grants. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.

In December 2004, we sold approximately 3.5 million shares of our common stock in a direct equity offering pursuant to a shelf registration statement for an aggregate purchase price of approximately $24.3 million. Our net proceeds from this transaction, after related expenses payable in cash, were approximately $22.9 million. In connection with this transaction, we have issued or will issue warrants to the placement agents representing us in this stock sale to purchase up to 225,238 shares of our common stock at a price of $6.65 per share and to purchase up to 88,707 shares of our common stock at a price of $8.00 per share. These warrants expire in December 2009.

In November 2005, we sold approximately 3.6 million shares of our common stock in a direct equity sale to Colgate-Palmolive pursuant to a shelf registration statement for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after expenses payable in cash, were approximately

$19.6 million. See Part I, Item 1. “Business — Business and Collaborative Arrangements — Alliance with Colgate-Palmolive Company” above for further discussion of our agreement with Colgate-Palmolive.

In November and December 2006, we sold approximately 6.3 million shares of our common stock in direct equity offerings pursuant to a shelf registration statement for an aggregate purchase price of approximately $30.0 million. Our net proceeds from these transactions, after related expenses payable in cash, were approximately $27.7 million. These expenses include approximately $2.1 million of fees to the placement agent for this transaction, of which $1.5 million were paid in January 2007 and $601,000 are payable in equal installments over 24 months through December 2008. We will issue warrants to the placement agent to purchase up to 73,199 shares of our common stock at a price of $5.03 per share, exercisable beginning November 2008, and 326,801 shares of our common stock at a price of $4.75 per share, exercisable beginning December 2008. These warrants expire in December 2015.

The shares of common stock issued in the transactions described above were registered pursuant to a registration statement on Form S-3, effective August 25, 2003 (Commission File No. 333-107799), registering shares of our common stock with an aggregate offering price of $100.0 million.

On February 2, 2007, we filed a registration statement on Form S-3 (Commission File No. 333-140424), seeking to register for sale shares of our common stock with an aggregate offering price of up to $150.0 million.

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

In April 2006, we exercised our option to extend the note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance, estimated to be approximately $6.7 million, is payable in full. As a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month. Our facilities are pledged as security for the mortgage note payable.

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

Magnum’s primary asset was the funding it received under a research grant from the NIH, which supplemented our ongoing research and development programs. During the years ended December 31, 2006, 2005 and 2004, we earned revenue of $163,000, $1.0 million and $1.1 million, respectively, under this grant. Funding available for work contemplated under this grant has been fully received and utilized. No additional revenue will be earned from this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

The results of Magnum’s operations have been included in our consolidated financial statements for periods subsequent to the October 2004 acquisition date. Since Magnum was a development stage company at the time we acquired it, this acquisition has been accounted for as an asset acquisition and not a business combination.

The total purchase consideration has been allocated to the assets acquired based on their respective fair values at the date of acquisition. During the year ended December 31, 2006, the acquired grant rights were reduced by

$30,000 as a result of the final contractual settlement of the purchase of Magnum. The fair value of the net assets acquired is as follows (in thousands):

Cash and cash equivalents	$9
Acquired grant rights	$1,711

As of December 31, 2006, the acquired grant rights have been fully amortized and have a net book value of zero at that date.

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

Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of December 31, 2006, Aventis held approximately 1.8 million shares of our common stock subject to the voting agreement.

After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.

Stock Options

From time-to-time, we grant options to purchase our common stock to our directors, officers, employees and other service providers in recognition of their contribution to achieving our corporate objectives and as an incentive for their future contributions to the Company. These options typically vest under the following general terms:

•	Options issued to members of our Board of Directors vest monthly over 12 months.

•	Options issued to our Chief Executive Officer vest 100% on the date of grant.

•	Options issued to all other persons cliff vest at the rate of 25% per year over four years.

At December 31, 2006, we had 7,562,180 options outstanding to purchase our common stock, of which options to purchase 4,938,390 shares were vested and options to purchase 2,623,790 shares were unvested. These options have an exercise price equal to the market price of our common on the date of grant, with such exercise prices for options outstanding at December 31, 2006, ranging from $0.45 to $8.94 per share.

Stock Purchase Warrants

From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. At December 31, 2006, we had obligations to issue warrants, and warrants outstanding, to purchase an aggregate of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.

With respect to warrants for 686,087 of these shares exercisable through June 2008 at $4.60 per share, we may force their exercise if the average closing market price of our common stock during any 20 consecutive trading days is greater than $15.78 per share. These warrants also provide for the downward adjustment of their exercise price in the event we sell shares of our common stock at a price less than their current exercise price. The exercise price of these warrants was adjusted downward to $4.60 per share in connection with the sale of shares of our common stock in November 2006.

Investment in SR Pharma plc

In July 2005, we purchased approximately 8.3% of the issued share capital of SR Pharma for approximately $3.0 million. As of December 31, 2006, we owned approximately 6.6% of the issued share capital of SR Pharma. The shares we own had a fair market value of approximately $6.9 million at December 31, 2006 and $9.7 million at March 7, 2007. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.

London Stock Exchange

We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.

Research Grants

We earned grant revenue of $1.8 million, $1.2 million and $188,000 during the years ended December 31, 2004, 2005 and 2006, respectively. Of those amounts, $1.1 million, $1.0 million and $163,000, respectively, were earned by Magnum, our wholly-owned subsidiary, under a grant from the NIH. We have earned and received all amounts available under this Magnum grant.

Subsequent to December 31, 2006, we became an owner of 49% of the outstanding stock of IRI. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore we expect to adopt FIN 48 at the beginning of fiscal 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial position and results of operations.

Results of Operations

Our operations consist primarily of the research and development of our product candidates and technologies described in “Item 1. Business — Product Development Programs” above. Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of the Years Ended December 31, 2006, 2005 and 2004.”

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

For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see Part I, Item 1A. “Risk Factors,” and particularly the risk factors entitled:

•	“If we are unable to commercialize ADVEXIN® therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed”;

•	“If we fail to comply with FDA or foreign regulatory authority requirements or encounter delays or difficulties in clinical trials for our product candidates, we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all”;

•	“Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market”;

•	“Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial conditions”;

•	“If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials”;

•	“If we cannot maintain our existing corporate and academic arrangements and enter into new arrangements, we may be unable to develop products effectively, or at all”;

•	“If we are not able to create effective collaborative marketing relationships, we may be unable to market ADVEXIN therapy successfully or in a cost-effective manner”; and

•	“Even if we receive regulatory approval to market our ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.”

Comparison of Years Ended December 31, 2006, 2005 and 2004

The following comparisons are for the years ended December 31, 2006, December 31, 2005 and December 31, 2004. References to the 2006 period refer to the year ended December 31, 2006, references to the 2005 period refer to the year ended December 31, 2005 and references to the 2004 period refer to the year ended December 31, 2004. All dollar amounts are in thousands unless noted otherwise.

Contract Services, Grant and Other Revenue

	2004	2005	2006

Contract services, grant and other revenue	$1,808	$1,867	$1,151
Percent increase (decrease) from previous period	N/A	3%	(38)%

For the 2006 and 2005 periods, we earned revenue primarily from (1) research grants from U.S. Government agencies and (2) third parties under agreements to provide contract manufacturing process development and product production services. In the 2004 period, we earned revenue from (1) research grants from U.S. Government agencies and (2) contract research services provided to Aventis, one of our stockholders, under an agreement through which Aventis provided funding for the conduct of a Phase 2 clinical trial of ADVEXIN therapy in breast cancer. There is significant competition for funding under grants from U.S. Government agencies such that we cannot predict the amount of such funding, if any, we might receive in the future.

The change in contract services, grant and other revenue for the 2006 period compared to the 2005 period was a result of:

•	Decreased revenue earned under research grants from U.S. Government agencies as a result of us substantially completing, subsequent to the 2005 period, work to be performed under the grant held by Magnum;

which was partially offset by:

•	Increased contract services revenue as a result of the completion of certain contract services which allowed us to recognize revenue for those services that had been deferred in previous periods.

The change in contract services, grant and other revenue for the 2005 period compared to the 2004 period was a result of:

•	Increased contract services revenue from third parties under agreements to provide manufacturing process development and product production services for them due to increased emphasis on our part in performing such work;

which was partially offset by:

•	Decreased revenue earned from research grants from U.S. Government agencies due to (1) completion of work under certain grants during the 2005 period such that funding under those grants was received for only a portion of that period as compared to being received for the entire 2004 period and (2) normal variations in the timing of work performed under grants for which work was ongoing.

Research and Development Expense

	2004	2005	2006

Pre-clinical stage programs expense	$2,632	$2,644	$1,349
Clinical stage programs expense	14,822	15,713	13,462
General research and development expense	3,020	3,043	3,410

Total research and development expense	$20,474	$21,400	$18,221

Percent increase (decrease) in total from previous period	N/A	5%	(15)%

Research and development expense included share-based compensation of $1.0 million for the 2006 period, $396,000 for the 2005 period and $48,000 for the 2004 period.

The change in research and development expense in the 2006 period compared to the 2005 period was a result of:

•	Lower costs in the 2006 period compared to the 2005 period since the 2005 period included higher costs related to our pursuit of an initial rolling BLA filing strategy for ADVEXIN therapy;

•	Decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in the 2006 period;

•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2006 period; and

•	The expiration of the requirement to purchase additional shares of VirRx, discussed in Note 11 to our Consolidated Financial Statements under “License and Research Agreements — VirRx, Inc.”;

which were partially offset by:

•	Higher share-based compensation expense, which increased for the reasons discussed below under “Share-Based Compensation Expense.”

The change in research and development expense in the 2005 period compared to the 2004 period was a result of:

•	Increased amortization related to the amortization of grant rights acquired in the purchase of Magnum;

•	Increased share-based compensation expense for the reasons discussed below under “Share-Based Compensation Expense”;

•	Increased manufacturing and process development costs resulting from ongoing development of production processes for our product candidates; and

•	Increased manufacturing process development and product production services for third parties;

which were partially offset by:

•	Decreased costs related to the preparation of the BLA for ADVEXIN therapy for filing with the FDA since, even though that work was ongoing during 2005, significant portions of that initial work were completed in 2004.

General and Administrative Expense

	2004	2005	2006

General and administrative expense	$6,597	$7,834	$13,163
Percent increase (decrease) from previous period	N/A	19%	68%

General and administrative expense included share-based compensation of $6.0 million for the 2006 period, $936,000 for the 2005 period and $205,000 for the 2004 period.

The change in general and administrative expense in the 2006 period compared to the 2005 period was primarily a result of higher share-based compensation expense resulting from the implementation of SFAS No. 123R, “Share-Based Payments.” This implementation resulted in us recording share-based compensation expense for stock option grants to directors, officers and employees in the 2006 period for which there was no comparable expense recorded in the 2005 period as allowed by GAAP in effect during the 2005 period.

The change in general and administrative expense in the 2005 period compared to the 2004 period was a result of:

•	Higher share-based compensation expense, which increased for the reasons discussed below under “Share-Based Compensation Expense”; and

•	Increased consulting and professional fees related to the pursuit of foreign capital;

which were partially offset by:

•	Decreased costs related to securities offerings not pursued to completion in the 2004 period for which such activities were not repeated in the 2005 period.

Share-Based Compensation Expense

	2004	2005	2006

Share-based compensation expense	$253	$1,332	$7,041
Percent increase (decrease) from previous period	N/A	426%	429%

The change in share-based compensation expense in the 2006 period compared to the 2005 period was a result of the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation.”

The change in share-based compensation expense in the 2005 period compared to the 2004 period was due to a grant of shares of our common stock to certain of our officers in the 2005 period. This grant was a result of options to purchase an aggregate of 191,200 shares of our common stock held by those officers reaching the end of their stated contractual ten year life and expiring. To provide them with an economic equivalent to those expired options, we granted those officers an aggregate of 178,362 shares of our common stock during the 2005 period, of which 113,349 shares were issued to those officers and 65,013 shares were withheld by us in consideration for our payment on their behalf of approximately $411,000 of federal income taxes. We recorded compensation expense of approximately $1.1 million in the 2005 period in connection with these share issuances. There was no similar transaction during the 2004 period.

Our insider trading policy restricts sales of our common stock by our officers and employees. The expiring options described above could not be exercised pursuant to a cashless exercise program prior to their respective expiration dates due to these insider trading restrictions.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation” above for a discussion of our application of SFAS No. 123, “Accounting for Stock-Based Compensation,” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”

Interest Income

	2004	2005	2006

Interest income	$309	$787	$1,032
Percent increase (decrease) from previous period	N/A	155%	31%

The change in interest income in the 2006 period compared to the 2005 period was a result of:

•	Higher interest rates earned on our invested funds in the 2006 period compared to the 2005 period;

which were partially offset by:

•	A lower overall average balance of cash, cash equivalents and short-term investments in the 2006 period compared to the 2005 period.

The change in interest income in the 2005 period compared to the 2004 period was a result of:

•	Higher interest rates earned on our invested funds in the 2005 period compared to the 2004 period; and

•	A higher overall average balance of cash, cash equivalents and short-term investments in the 2005 period compared to the 2004 period.

Interest Expense

	2004	2005	2006

Interest expense	$(500)	$(621)	$(689)
Percent increase (decrease) from previous period	N/A	24%	11%

Interest expense increased for the 2006 period compared to the 2005 period and for the 2005 period compared to the 2004 period due to:

•	Ongoing, additional borrowings to finance equipment acquisitions and higher interest rates on those additional borrowings; and

•	An increased interest rate on our mortgage note payable as a result of the refinancing of that note payable during the 2004 period and the exercise during the 2006 period of our option to extend that note payable.

Other Income

	2004	2005	2006

Other income	$1,067	$1,098	$1,089
Percent increase (decrease) from previous period	N/A	3%	(1)%

Other income was substantially unchanged for the 2006, 2005 and 2004 periods, which is consistent with the nature of our activities that generate other income. This income is earned primarily from our sublease of space to M.D. Anderson Cancer Center and other miscellaneous activities.

Liquidity and Capital Resources

In the following discussion of liquidity and capital resources, references to the 2006 period refer to the year ended December 31, 2006, references to the 2005 period refer to the year ended December 31, 2005 and references to the 2004 period refer to the year ended December 31, 2004. All dollar amounts are in thousands unless noted otherwise.

We have incurred annual operating losses since our inception. At December 31, 2006, we had an accumulated deficit of $172.3 million.

From inception through December 31, 2006, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash:

•	$69.1 million of equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC;

•	$49.7 million of collaborative research and development payments from Aventis;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million from our initial public offering in October 2000;

•	$29.4 million of private equity sales various other parties;

•	$22.4 million from contract services, grants, interest and other income;

•	$19.6 million of equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$6.2 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.

We had cash, cash equivalents and short-term investments of $41.3 million at December 31, 2006, $33.1 million at December 31, 2005 and $38.2 million at December 31, 2004. Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months.

Cash and cash equivalents, exclusive of short-term investments, were $25.6 million at December 31, 2006, $28.1 million at December 31, 2005 and $30.2 million at December 31, 2004. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts consisted of the following amounts:

	2004	2005	2006

Used in operating activities	$21,513	$21,748	$19,208
Used by investing activities	$9,090	$589	$10,920
Provided by financing activities	$24,393	$20,265	$27,593

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

The majority of our expenditures for the foreseeable future will most likely be for our activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the 2006 period. We believe our existing working capital can fund our operations for the next 21 to 24 months. We may have to make adjustments to the scope of our operations to achieve that objective. Unforeseen events could shorten that time period.

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

Net Cash Used in Operating Activities

	2004	2005	2006

Net cash used in operating activities	$21,513	$21,748	$19,208

The net cash we used in our operating activities relates to the following items:

•	Net loss — The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	2004	2005	2006

Net loss	$(24,387)	$(26,103)	$(28,801)
Less expenses not requiring the use of cash:
Depreciation	1,322	1,605	1,388
Share-based compensation	253	922	7,013
Amortization of grant rights acquired	159	1,419	133

Portion of net loss for which we use cash	$(22,653)	$(22,157)	$(20,267)

Percent increase (decrease) from previous period	N/A	(2)%	(9)%

See “Comparison of Years Ended December 31, 2006, 2005 and 2004” above for a discussion of the changes in the components of our net loss.

•	Accounts payable and accrued liabilities — Changes in these accounts arise primarily from variations in the timing of payments to vendors and employees that arise in the ordinary course of business. This timing is a function of:

•	Variations in our general business activities;

•	The nature of vendors to whom we have obligations;

•	The nature of payment terms we receive from vendors;

•	The timing of when we elect to make payments to vendors based on our available cash balances and cash flow needs; and

•	The timing of our regularly scheduled paydays for our employees relative to the end of our accounting periods.

The changes in our accounts payable and accrued liabilities for the 2004, 2005 and 2006 periods related to one or more of the above items, with no single component of those aggregate changes being material to our business as a whole. In addition to the above items, the increase in accrued liabilities for the 2006 period resulted from the accrual of $1.8 million in fees payable to a placement agent in connection with their work supporting the sale of our common stock in November 2006 and December 2006, which is an accrued liability that did not arise in the 2004 and 2005 periods. These fees are payable in 2007 and later years.

•	Deferred revenue and other — These accounts relate to:

•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increased our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue;

•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Any cash payments received in excess of rental income recognized is recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis; and

•	The long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006.

Deferred revenue and other decreased $523,000 in the 2006 period compared to the 2005 period, with those changes due to:

•	A scheduled decrease during the 2006 period in the amount of the monthly rent payments we received under a sublease of a portion of our facilities to M. D. Anderson Cancer Center, resulting in the monthly rent payments we received during the 2006 period being less than the monthly revenue we recognized on a straight-line basis, which caused deferred revenue to decrease during the 2006 period; and

•	Completion of certain contract services during the 2006 period for which revenue recognition had been previously deferred, which allowed us to recognize revenue for those services thereby causing a decrease in deferred revenue;

which were partially offset by:

•	An increase in other liabilities arising from the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006.

Deferred revenue and other increased $714,000 in the 2005 period compared to the 2004 period due to increased contract manufacturing process development and product production services activity during the 2005 period for which we received cash payments in advance of completing the work to which the payments related, which increased our deferred revenue.

•	Other assets — Other assets increased during the 2006 period, decreased in the 2005 period and increased in the 2004 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in prepaid assets during the 2006, 2005 and 2004 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business as a whole.

Depreciation is an expense in our net loss that does not use cash. This expense decreased in the 2006 period compared to the 2005 period due to the absence of significant property and equipment acquisitions during the 2006 period and our use of declining balance depreciation methods that result in decreasing depreciation charges over the life of an asset. Depreciation increased in the 2005 period compared to the 2004 period due to acquisitions of property and equipment during and subsequent to the 2004 period for which the first full year of depreciation was the 2005 period.

Amortization of grant rights acquired is an expense in our net loss that does not use cash. These grant rights resulted from our acquisition of Magnum in October 2004. This expense decreased in the 2006 period compared to the 2005 period due to the completion of activities under the grant from the NIH that we acquired in connection with our acquisition of Magnum. This expense increased in the 2005 period compared to the 2004 period because such amortization was recorded throughout the 2005 period but for only a portion of the 2004 period because the rights being amortized arose in connection with our acquisition of Magnum in October 2004.

Net Cash Used In Investing Activities

	2004	2005	2006

Net cash used in investing activities	$9,090	$589	$10,920

The change in the 2006 period compared to the 2005 period was primarily due to:

•	A higher level of net activity in purchases of short-term investments in the 2006 period compared to the 2005 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock, with those activities offset by;

•	A lower level of equipment purchases to support our business being necessary in the 2006 period compared to the 2005 period since our facilities were substantially fully outfitted in previous periods.

The change in the 2005 period compared to the 2004 period was primarily due to:

•	A lower level of net activity in purchases of short-term investments in the 2005 period compared to the 2004 period due to (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock, and;

•	A lower level of equipment purchases to support our business being necessary in the 2005 period compared to the 2004 period.

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

Net Cash Provided by Financing Activities

	2004	2005	2006

Cash provided by financing activities	$24,393	$20,265	$27,593

The change in the 2006 period compared to the 2005 period was primarily due to:

•	An increase in proceeds from sales of common stock due to our success in selling more shares of our common stock to raise capital in the 2006 period compared to the 2005 period;

which was offset by:

•	A decrease in proceeds from exercise of options for common stock in the 2006 period compared to the 2005 period, which is activity that can vary based upon the actions of the individuals holding such options; and

•	An increase in principal payments under notes payable in the 2006 period compared to the 2005 period due to additional borrowings during and subsequent to the 2005 period to finance equipment purchased during that period.

The change in the 2005 period compared to 2004 period was due to:

•	A decrease in proceeds from sales of common stock to third parties and a lower level of stock option exercises in the 2005 period compared to the 2004 period;

•	A decrease in proceeds from notes payable in the 2005 period compared to the 2004 period as the 2004 period included proceeds received from an amendment of a mortgage note in that period, which is an event that did not occur again in the 2005 period; and

•	An increase in principal payments under notes payable and capital leases in the 2005 period compared to the 2004 period due to additional borrowings during and subsequent to the 2004 period to finance equipment acquisitions.

Debt Service, Lease and Other Obligations

We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments due during the year ending December 31:
2007	$1,526
2008	1,028
2009	824
2010	735
2011	734
Thereafter	9,651

Total debt service payments	14,498
Less portion representing interest	(6,133)

Total principal balance at December 31, 2006	$8,365

Principal balance presented on the December 31, 2006 balance sheet as liabilities in these categories:
Current portion of notes payable	$917
Notes payable, net of current portion	7,448

Total principal balance at December 31, 2006	$8,365

We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:

•	A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation.

•	A lease for a building housing our second production facility with annual rent payments of $97,000 through January 2009.

•	A lease for our corporate office space with annual rent payments of $230,000 through July 2009.

The latter two leases are subject to adjustment annually for changes in operating expenses.

Since these leases are operating leases under generally accepted accounting principles, no liability related to them is reflected on our balance sheet. These payments will continue until the expiration of the initial term of this lease in September 2026 and are subject to adjustment in the future for inflation. Future minimum annual rental payments due under these leases and all other operating leases are as follows (in thousands):

Year ending December 31, 2007	$508
2008	492
2009	302
2010	156
2011	156
Thereafter	2,303

Total minimum lease payments under operating leases	$3,917

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

We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $205,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of December 31, 2006, we would have been obligated to make final payments totaling $205,000. Dr. Roth is one of our stockholders.

A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated make future payments of fees to the placement agent totaling $601,000. These fees are payable in monthly installments of approximately $25,000 through December 2008.

We sublease a portion of our facilities to M. D. Anderson Cancer Center, a component institution of The University of Texas System, which is one of our shareholders. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $29,000 per month during the non-cancelable term of this lease, which expires in 2009.

VirRx, Inc.

Under an agreement with VirRx, we have purchased shares of VirRx’s Series A Preferred Stock. Key activity and provisions under this agreement include the following:

•	We have purchased VirRx’s Series A Preferred Stock for cash in the amount of $2,475,000 during the period from inception of this agreement through December 31, 2006, and in the amount of $150,000 in the 2006 period (specifically during the three months ended March 31, 2006) and $600,000 in the 2005 and 2004 periods. These purchases are recorded as research and development expense. We have no plans at this time to purchase additional shares of this stock and are no longer required to make periodic purchases of Series A Preferred Stock under this agreement. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.

•	VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly financial data for the years ended December 31, 2005 and 2006. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Unaudited)
	(In thousands, except per share amounts)

Statement of Operations Data:
Contract services, grant and other revenue	$509	$336	$398	$624	$225	$98	$733	$95
Operating expense:
Research and development	5,239	5,700	5,090	5,371	5,046	4,896	4,256	4,023
General and administrative	1,810	2,006	1,657	2,361	3,796	3,273	2,546	3,548

Loss from operations	(6,540)	(7,370)	(6,349)	(7,108)	(8,617)	(8,071)	(6,069)	(7,476)
Interest income (expense), net	34	35	8	89	143	92	50	58
Other income	275	274	277	272	255	288	281	265

Net loss	$(6,231)	$(7,061)	$(6,064)	$(6,747)	$(8,219)	$(7,691)	$(5,738)	$(7,153)

Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.18)	$(0.19)	$(0.22)	$(0.21)	$(0.15)	$(0.19)

Shares used in computing basic and diluted net loss per share	30,741	31,182	33,394	35,742	37,180	37,214	37,245	38,723

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

		One Year	Two to	Four to	More Than
	Total	or Less	Three Years	Five Years	Five Years

Long-term debt	$14,498	$1,526	$1,852	$1,469	$9,651
Operating leases	3,917	508	794	312	2,303
Employment agreements	346	346	—	—	—
Consulting agreements	664	305	359	—	—

Total	$19,425	$2,685	$3,005	$1,781	$11,954

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at December 31, 2006 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.

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

We have performed sensitivity analyses as of December 31, 2006 and December 31, 2005 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at December 31, 2006 and December 31, 2005. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of December 31, 2006 would decrease our interest income by approximately $413,500 per year and approximately $103,375 per quarter, compared to a decrease in our interest income of approximately $331,000 per year and approximately $82,750 per quarter as of December 31, 2005.

At December 31, 2006, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

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

These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which SR Pharma participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. We have performed sensitivity analyses as of December 31, 2006 and December 31, 2005 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% decline in the stock price of our marketable securities, a hypothetical 10% decline in foreign currency exchange rates relative to the U.S. dollar and a simultaneous hypothetical 10% decline in the stock price of our marketable securities and in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our public company marketable securities. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2006 and December 31, 2005. The sensitivity analyses indicated that:

•	A hypothetical 10% decrease in the stock price of our marketable securities as of December 31, 2006 would decrease the value of those marketable securities by approximately $696,000, compared to a decrease in the fair value of those marketable securities of approximately $290,000 as of December 31, 2005;

•	A hypothetical 10% decrease in the value of the British Pound as of December 31, 2006 would decrease the fair value of our marketable securities by approximately $696,000, compared to a decrease in the fair value of our marketable securities of approximately $290,000 as of December 31, 2005; and

•	A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of December 31, 2006, would decrease the fair value of our marketable securities by approximately $1.3 million, compared to a decrease in the fair value of our marketable securities of approximately $550,000 as of December 31, 2005.

Our purchase price for these SR Pharma marketable securities was approximately $3.0 million. At December 31, 2006, the fair value of these marketable securities was approximately $6.9 million, which is approximately

$3.9 million greater than our cost. The impact of the foreign currency translation adjustment in the relative values of the Pound and the U.S. dollar was not material during this period.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in our Consolidated Financial Statements and notes thereto beginning on page F-3 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting. The attestation report is included on page F-1 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the information under the sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” contained in our 2007 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information under the section captioned “Executive Compensation” and the subsections captioned “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the sections captioned “Security Ownership” and “Outstanding Equity Awards at Fiscal 2006 Year End” contained in our 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the sections captioned “Transactions with Related Persons” and “Compensation Committee Interlocks and Insider Participation” contained in our 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the sections captioned “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in our 2007 Proxy Statement.

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

3.	Exhibits

(a) Exhibits

Exhibit
Number			Description of Document

3	.1(a)(6)	—	Certificate of Incorporation as currently in effect
3	.1(b)(6)	—	Amendment to Certificate of Incorporation, effective as of December 21, 2001
3	.1(c)(10)	—	Amendment to Certificate of Incorporation, effective as of August 6, 2004
3	.2(4)	—	Bylaws of Introgen Therapeutics, Inc. (Introgen) as currently in effect
4	.1(2)	—	Specimen Common Stock Certificate
4	.2(5)	—	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock
4	.3(8)	—	Form of Stock Purchase Warrant
4	.4(13)	—	Form of Stock Purchase Warrant
10	.1(1)	—	Form of Indemnification Agreement between Introgen and each directors and officers
10	.2(1)*	—	1995 Stock Plan and form of stock option agreement thereunder
10	.3(3)*	—	2000 Stock Option Plan and forms of stock option agreement thereunder
10	.3(11)*	—	2000 Stock Option Plan form of stock option agreement, as amended
10	.4(3)*	—	2000 Employee Stock Purchase Plan and forms of agreements thereunder
10.5		—	Reserved
10.6		—	Reserved
10	.7(a)(1)	—	Assignment of Leases, dated November 23, 1998, by TMX Realty Corporation and Riverway Bank, and other related agreements
10	.7(b)(1)	—	Lease Agreement, dated June 7, 1996, by and between Introgen and Plaza del Oro Business Center
10	.7(c)(2)	—	Amendment No. 1 to Lease Agreement, effective as of May 9, 1997
10	.7(d)(2)	—	Amendment No. 2 to Lease Agreement, effective as of July 31, 1998
10	.7(e)(2)	—	Amendment No. 3 to Lease Agreement, effective as of June 29, 2000
10	.7(f)(10)	—	Modification Agreement effective April 1, 2004 by TMX Realty Corporation and Texas State Bank (formerly known as Riverway Bank), and other related agreements
10	.8(a)†(1)	—	Patent and Technology License Agreement, effective as of July 20, 1994, by and between The Board of Regents of The University of Texas System, M. D. Anderson Cancer Center and Introgen
10	.8(b)†(1)	—	Amendment No. 1 to Patent License Agreement, effective as of September 1, 1996
10	.9†(3)	—	Sponsored Research Agreement for Clinical Trial, No. CS 93-27, dated February 11, 1993, between Introgen and M. D. Anderson, as amended
10.10		—	Reserved
10	.11†(3)	—	Sponsored Research Agreement No. SR 93-04, dated February 11, 1993 between M. D. Anderson and Introgen, as amended
10.12		—	Reserved
10	.13†(3)	—	Sponsored Research Agreement No. SR 96-004 between Introgen and M. D. Anderson, dated January 17, 1996
10.14		—	Reserved
10	.15†(3)	—	License Agreement, dated March 29, 1996 between Introgen and SKCC
10	.16(1)	—	Consulting Agreement between Introgen and Jack A. Roth, M.D., effective as of October 1, 1994
10	.17(1)	—	Consulting Agreement between EJ Financial Enterprises, Inc. and Introgen, effective as of July 1, 1994
10	.18(d)(12)*	—	Employment Agreement dated as of August 1, 2003 between Introgen and David G. Nance
10.19		—	Reserved
10	.20(a)†(1)	—	Collaboration Agreement (p53 Products), effective as of October 7, 1994, between Introgen and RPR, as amended
10	.20(b)†(3)	—	Addendum No. 1 to Collaboration Agreement (p53 Products), dated January 23, 1996, between Introgen and RPR
10	.20(c)†(1)	—	1997 Agreement Memorandum, effective as of July 22, 1997, between Introgen and RPR

Exhibit
Number			Description of Document

10	.20(d)†(3)	—	Letter Agreement, dated April 19, 1999, from Introgen to RPR regarding manufacturing process for ADVEXIN therapy
10	.21(a)†(1)	—	Collaboration Agreement (K-ras Products), effective as of October 7, 1994, between Introgen and RPR, as amended
10	.21(b)(1)	—	Amendment No. 1 to Collaboration Agreement (K-ras Products), effective as of September 27, 1995, between Introgen and RPR
10	.22†(3)	—	Collaborative Research and Development Agreement dated October 30, 1998 between Introgen, RPR and NCI
10	.23†(1)	—	Non-Exclusive License Agreement, effective as of April 16, 1997, by Introgen and Iowa Research Foundation
10	.24†(3)	—	Option Agreement, effective as of June 1, 1998, by Introgen and Imperial Cancer Research Technology Limited (ICRT)
10	.25†(3)	—	Option Agreement, effective as of January 1, 1999, by Introgen and ICRT
10	.26†(3)	—	Exclusive License Agreement, effective as of July 19, 1999, by Introgen and Corixa Corporation
10	.27(a)	—	Reserved
10	.27(b)(1)	—	Letter dated January 28, 2000, from Introgen to LXR Biotechnology (LXR), notifying LXR of its exercise of its option
10	.27(c)†(2)	—	Exclusive License Agreement, effective as of May 16, 2000, by and between Introgen and LXR
10	.28†(3)	—	Administrative Services and Management Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.
10	.29†(3)	—	Research and Development Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.
10	.30†(3)	—	Delivery Technology License Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.
10	.31†(3)	—	Target Gene License Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.
10	.32†(1)	—	Non-Exclusive License Agreement, effective as of August 17, 1998, by and between Introgen and National Institutes of Health
10.33		—	Reserved
10	.34(2)	—	Master Lease Agreement, effective as of August 4, 1999, by and between Introgen and Finova Capital Corporation
10	.35(2)	—	Construction Loan Agreement, effective as of July 24, 2000, by and between Introgen and Compass Bank
10	.36†(5)	—	Restated p53 and K-ras Agreement, effective as of June 30, 2001, by and among Introgen, Aventis Pharmaceuticals Inc. (API) and Aventis Pharma S.A. (Aventis)
10	.37(5)	—	p53 Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis
10	.38(5)	—	K-ras Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis
10.39		—	Reserved
10	.40(5)	—	Voting Agreement, effective as of June 30, 2001, by and among Introgen, API and RPR
10.41		—	Reserved
10	.42(7)†	—	Series A Preferred Stock Purchase Agreement, effective as of March 7, 2002, by and between Introgen and VirRx, Inc.
10	.43(7)†	—	Collaboration and License Agreement, effective as of March 7, 2002, by and between Introgen and VirRx, Inc.
10	.44(8)	—	Securities Purchase Agreement, effective as of June 18, 2003, by and among Introgen and the Investors named therein
10.45		—	Reserved
10.46		—	Reserved
10.47		—	Reserved
10.48		—	Reserved
10.49		—	Reserved
10.50		—	Reserved

Exhibit
Number			Description of Document

10.51		—	Reserved
10.52		—	Reserved
10	.53†(15)	—	Oral Healthcare Alliance Agreement dated November 4, 2005, by and between Introgen and Colgate-Palmolive Company
10	.54(15)	—	Common Stock Purchase Agreement dated November 4, 2005, by and between Introgen and Colgate-Palmolive Company
10	.55(14)	—	Letter Agreement dated February 24, 2006, by and between Introgen and Aventis Pharmaceuticals, Inc.
10	.56(16)	—	Form of Restricted Stock Purchase Agreement by and between Introgen and each of its non-executive directors
10	.57(17)†	—	Amendment No. 4 to Patent and Technology License Agreement dated August 1, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System
10	.58(18)	—	Placement Agent Agreement dated November 7, 2006, by and between Introgen and Mulier Capital Limited
10	.59††	—	Patent and Technology License Agreement dated November 13, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System
10	.60(19)	—	Placement Agent Agreement dated December 13, 2006, by and between Introgen and Mulier Capital Limited
10	.61††	—	Amendment No. 5 to Patent and Technology License Agreement dated December 18, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System
14	.1(9)	—	Code of Conduct and Ethics
21.1		—	List of subsidiaries of Introgen
23.1		—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (See page 71)
31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit filed with our Registration Statement on Form S-1 (No. 333-30582) filed with the SEC on February 17, 2000.

(2)	Incorporated by reference to the same-numbered exhibit filed with Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-30582) filed with the SEC on September 8, 2000.

(3)	Incorporated by reference to the same-numbered exhibit filed with Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-30582) filed with the SEC on October 4, 2000.

(4)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2000, (File No. 000-21291), filed with the SEC on February 14, 2001.

(5)	Incorporated by reference to the same-numbered exhibit filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 000-21291), filed with the SEC on September 19, 2001.

(6)	Incorporated by reference to the same-numbered exhibit filed with our Transition Report on Form 10-KT for the six-month transition period ended December 31, 2001 (File No. 000-21291), filed with the SEC on March 20, 2002.

(7)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002 (File No. 000-21291), filed with the SEC on May 15, 2002.

(8)	Incorporated by reference to the same-numbered exhibit filed with our Current Report on Form 8-K, filed with the SEC on June 18, 2003.

(9)	See Part I, Item 1. “Business — Access to Company Information” of this Annual Report on Form 10-K.

(10)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004 (File No. 000-21291), filed with the SEC on August 16, 2004.

(11)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004 (File No. 000-21291), filed with the SEC on November 15, 2004.

(12)	Incorporated by reference to the same-numbered exhibit filed with Amendment No. 1 to our Form 10-K/A for the fiscal year ended December 31, 2003 (File No. 000-21291), filed with the SEC on April 29, 2004.

(13)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005 (File No. 000-21291), filed with the SEC on November 9, 2005.

(14)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 24, 2006.

(15)	Incorporated by reference to the same-numbered exhibit filed with our Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 000-21291), filed with the SEC on March 16, 2006.

(16)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on May 30, 2006.

(17)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2006.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on December 14, 2006.

†	Confidential treatment has been granted for portions of this exhibit.

††	Confidential treatment has been requested for portions of this exhibit.

*	Indicates management contract or compensatory plan or arrangement.

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

Date: March 8, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID G. NANCE (David G. Nance)	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 8, 2007

/s/ JAMES W. ALBRECHT, JR. (James W. Albrecht, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2007

/s/ JOHN N. KAPOOR, PH.D. (John N. Kapoor, Ph.D.)	Chairman of the Board and Director	March 8, 2007

/s/ WILLIAM H. CUNNINGHAM, PH.D. (William H. Cunningham, Ph.D.)	Director	March 8, 2007

/s/ MALCOLM GILLIS, PH.D. (Malcolm Gillis, Ph.D.)	Director	March 8, 2007

/s/ CHARLES E. LONG (Charles E. Long)	Director	March 8, 2007

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Introgen Therapeutics, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Introgen Therapeutics, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Introgen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Introgen Therapeutics, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Introgen Therapeutics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Introgen Therapeutics, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Introgen Therapeutics, Inc. and Subsidiaries and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Introgen Therapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Introgen Therapeutics, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Introgen Therapeutics, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, Introgen Therapeutics, Inc. and Subsidiaries changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Introgen Therapeutics, Inc. and Subsidiaries’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
March 6, 2007

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(Amounts in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$28,090	$25,578
Short-term investments	5,032	15,767

Total cash, cash equivalents and short-term investments	33,122	41,345
Marketable securities	2,892	6,957
Prepaid expense and other current assets	297	397

Total current assets	36,311	48,699
Property and equipment, net of accumulated depreciation of $12,588 and $13,976, respectively	6,181	5,172
Grant rights acquired	163	—
Other assets	326	290

Total assets	$42,981	$54,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,258	$2,384
Accrued liabilities and other	3,296	4,817
Deferred revenue and other	472	624
Current portion of notes payable	756	917

Total current liabilities	6,782	8,742
Notes payable, net of current portion	7,784	7,448
Deferred revenue and other, long-term	1,404	923

Total liabilities	15,970	17,113

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; 37,147 and 43,591 shares issued and outstanding in 2005 and 2006, respectively	37	44
Additional paid-in capital	170,675	205,350
Deferred compensation	(68)	—
Accumulated deficit	(143,459)	(172,260)
Accumulated other comprehensive (loss) gain	(174)	3,914

Total stockholders’ equity	27,011	37,048

Total liabilities and stockholders’ equity	$42,981	$54,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(Amounts in thousands, except per share amounts)

Contract services, grant and other revenue	$1,808	$1,867	$1,151
Operating costs and expense:
Research and development, including share-based compensation of $48, $396 and $1,024 for the years ended December 31, 2004, 2005 and 2006, respectively	20,474	21,400	18,221
General and administrative, including share-based compensation of $205, $936 and $6,017 for the years ended December 31, 2004, 2005 and 2006, respectively	6,597	7,834	13,163

Total operating costs and expense	27,071	29,234	31,384

Loss from operations	(25,263)	(27,367)	(30,233)
Interest income	309	787	1,032
Interest expense	(500)	(621)	(689)
Other income	1,067	1,098	1,089

Net loss	$(24,387)	$(26,103)	$(28,801)

Net loss per share, basic and diluted	$(0.91)	$(0.80)	$(0.77)

Shares used in computing basic and diluted net loss per share	26,943	32,780	37,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A
	Non-Voting							Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Total
	(Amounts in thousands)

Balance, December 31, 2003	100	$1	26,539	$27	$124,270	$(44)	$(92,969)	$—	$31,285
Issuance of common stock in a direct equity offering in December 2004, net of offering costs of $1,366	—	—	3,451	3	22,891	—	—	—	22,894
Issuance of common stock in connection with exercise of stock options	—	—	380	—	644	—	—	—	644
Issuance of common stock in connection with asset acquisition	—	—	252	—	1,477	—	—	—	1,477
Addition to deferred compensation relating to issuance of stock options, net of reversals	—	—	—	—	370	(297)	—	—	73
Amortization of deferred compensation and share-based compensation	—	—	—	—	—	180	—	—	180
Net loss							(24,387)		(24,387)

Balance, December 31, 2004	100	$1	30,622	$30	$149,652	$(161)	$(117,356)	$—	$32,166
Issuance of common stock in a direct equity offering in November 2005, net of offering costs of $414	—	—	3,611	4	19,581	—	—	—	19,585
Issuance of common stock in connection with exercise of stock options	—	—	457	—	615	—	—	—	615
Issuance of common stock in connection with the grant of stock	—	—	113	—	687	—	—	—	687
Addition to deferred compensation relating to issuance of stock options	—	—	—		142	(142)	—	—	—
Conversion of preferred stock to common stock	(100)	(1)	2,344	3	(2)	—	—	—	—
Amortization of deferred compensation and share-based compensation	—	—	—	—	—	235	—	—	235
Comprehensive loss	—	—	—	—	—	—	(26,103)	—	(26,103)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(149)	(149)
Foreign currency translation adjustment, cumulative translation loss of $25 at December 31, 2005	—	—	—	—	—	—	—	(25)	(25)

Total comprehensive loss									(26,277)

Balance, December 31, 2005	—	$—	37,147	$37	$170,675	$(68)	$(143,459)	$(174)	$27,011
Issuance of common stock in direct equity offerings in November and December 2006, net of offering costs of $2,333	—	—	6,313	6	27,696	—	—	—	27,702
Issuance of common stock in connection with exercise of stock options	—	—	83	1	64	—	—	—	65
Issuance of common stock in connection with the grant of stock	—	—	53	—	251	—	—	—	251
Reduction of purchase price for Magnum Therapeutics Corporation upon final settlement	—	—	(5)	—	(30)	—	—	—	(30)
Share-based compensation	—	—	—	—	6,762	—	—	—	6,762
Amortization of deferred compensation	—	—	—	—	(68)	68	—	—	—
Comprehensive loss	—	—	—	—	—	—	(28,801)	—	(28,801)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	4,065	4,065
Foreign currency translation adjustment, cumulative translation loss of $2 at December 31, 2006	—	—	—	—	—	—	—	23	23

Total comprehensive loss									(24,713)

Balance, December 31, 2006	—	$—	43,591	$44	$205,350	$—	$(172,260)	$3,914	$37,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(24,387)	$(26,103)	$(28,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,322	1,605	1,388
Share-based compensation	253	922	7,013
Amortization of grant rights acquired	159	1,419	133
Changes in assets and liabilities:
(Increase) decrease in other assets	(532)	395	(64)
Increase (decrease) in accounts payable	629	(425)	126
Increase (decrease) in accrued liabilities	773	(275)	1,520
Increase (decrease) in deferred revenue and other	270	714	(523)

Net cash used in operating activities	(21,513)	(21,748)	(19,208)

Cash flows from investing activities:
Purchases of property and equipment	(1,097)	(509)	(185)
Purchases of short-term investments	(38,383)	(31,869)	(40,774)
Maturities of short-term investments	30,390	34,830	30,039
Purchase of marketable securities	—	(3,041)	—

Net cash used in investing activities	(9,090)	(589)	(10,920)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	22,894	19,585	27,702
Proceeds from exercise of options for common stock	644	615	65
Proceeds from notes payable	1,448	772	727
Principal payments under notes payable and capital leases	(593)	(707)	(901)

Net cash provided by financing activities	24,393	20,265	27,593

Effect of exchange rate changes on cash	—	(25)	23

Net increase (decrease) in cash	(6,210)	(2,097)	(2,512)
Cash and cash equivalents, beginning of period	36,397	30,187	28,090

Cash and cash equivalents, end of period	$30,187	$28,090	$25,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$472	$580	$638

Cash paid for taxes for the issuance of common stock in connection with the grant of common stock	$—	$411	$28

Construction allowance for leasehold improvements	$—	$—	$194

Supplemental disclosure of non-cash investing and financing activities:
Grant rights acquired in asset acquisition	$(1,741)	$—	$30

Common stock issued for the asset acquisition	$1,477	$—	$—

Liabilities assumed in asset acquisition	$272	$—	$—

Non-cash unrealized gain (loss) on marketable securities	$—	$(149)	$4,065

Issuance of common stock in connection with the grant of stock	$—	$687	$251

Proceeds from insurance financing notes	$123	$117	$251

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

We have not yet generated any significant revenue from unaffiliated third parties, nor is there any assurance of future product revenue. We earn minimal revenue from contract services activities, grants and interest income, as well as rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. We do not expect to generate revenue from the commercial sale of our products in the near future. We may never generate revenue from the commercial sale of our products.

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

Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, other product candidates. As of December 31, 2006, we had an accumulated deficit of approximately $172.3 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease in the future.

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

Short-term Investments

Our short-term investments are carried at an amount that approximates amortized cost and consist primarily of fixed income securities issued by the United States government. We have the positive intent and ability to hold such securities until their respective maturity dates, which are less than one year from the date of purchase. As of December 31, 2006, the carrying value approximates the market value of these investments.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term investments, marketable securities, accounts payable and notes payable. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and Uncertainties

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and marketable securities. We place these financial instruments with high credit quality financial institutions and issuers.

Intangible Assets

Grant rights acquired, which are presented as an intangible asset on our balance sheet, resulted from our asset acquisition related to the Magnum purchase in October 2004. We amortized that asset to expense on a straight-line basis over the estimated remaining life of that asset. We review purchased intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by utilizing a discounted cash flow technique.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Depreciation is provided generally using accelerated methods based on useful lives of fifteen years for research, manufacturing and administrative facilities and three to seven years for equipment. Leasehold improvements and landlord incentives are capitalized and amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Interest incurred during construction of facilities is capitalized as a cost of those facilities.

Property and equipment consists of the following items (in thousands):

	December 31,
	2005	2006

Facilities	$12,524	$12,813
Equipment	6,245	6,335

Total property and equipment	18,769	19,148
Less accumulated depreciation	(12,588)	(13,976)

Net property and equipment	$6,181	$5,172

Substantially all of our facilities are pledged as collateral for the mortgage notes payable described in Note 10. A portion of our equipment is pledged as collateral for the equipment notes payable described in Note 10.

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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consist of the following significant items (in thousands):

	December 31,
	2005	2006

Clinical costs due unrelated parties	$267	$146
Pre-clinical costs due related parties	677	419
Pre-clinical costs due unrelated parties	124	63
Property taxes	366	372
Franchise and use taxes	312	440
Payroll	78	168
Vacation	349	407
Legal and accounting fees	490	452
Securities offering costs	—	1,802
Other vendor charges not yet billed	633	548

Total accrued liabilities	$3,296	$4,817

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

A placement agent assisted with our sale of common stock in November and December 2006. As consideration for its services, the placement agent earned a fee of approximately $2.1 million, of which approximately $1.8 million is included as a current liability in accrued liabilities and other and approximately $301,000 is included in other long term liabilities.

Revenue Recognition

Contract services revenue is recognized when the related services are completed and delivered to the customer. Deferred revenue is recorded when cash is received in advance of completion of these services.

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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 at the beginning of fiscal 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial position and results of operations.

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

Magnum’s primary asset was the funding it received under a research grant from the NIH, which supplemented our ongoing research and development programs. During the years ended December 31, 2006, 2005 and 2004, we earned $163,000, $1.0 million and $1.1 million, respectively, of revenue under this grant. Funding available for work contemplated under this grant has been fully utilized. No additional revenue will be earned from this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.

The results of Magnum’s operations have been included with ours for the period subsequent to the October 2004 acquisition date. Since Magnum was a development stage company at the time we acquired it, this acquisition has been accounted for as an asset acquisition and not as a business combination.

The total purchase consideration has been allocated to the assets acquired based on their respective fair values at the date of acquisition. During the year ended December 31, 2006, the acquired grant rights were reduced by $30,000 as a result of the final contractual settlement of the purchase of Magnum. The following presents the fair value of the net assets acquired (in thousands):

Cash and cash equivalents	$9
Acquired grant rights	$1,711

4.	Investment in SR Pharma plc

In July 2005, we purchased common stock of SR Pharma plc for approximately $3.0 million. SR Pharma is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products. This investment is classified as marketable securities on our balance sheet. Marketable securities are classified as “available-for-sale” and are presented at fair value with any unrealized gains or losses included in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet. We own less than 10% of the outstanding common stock of this company. At December 31, 2006, these marketable securities had a fair market value of approximately $6.9 million.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

Intangible Assets With Definite Lives

Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum in October 2004 described in Note 3, are as follows (in thousands):

	December 31,
	2005			2006
	Gross		Net	Gross	Adjustment		Net
	Carrying	Accumulated	Carrying	Carrying	to Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amount	Amortization	Amount

Asset Acquisition:
Acquired Grant Rights (22 month amortization period)	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—

Ending Balance	$1,741	$(1,578)	$163	$1,741	$(30)	$(1,711)	$—

Research and development expense includes amortization of intangibles of $133,000, $1,419,000 and $159,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During the three months ended March 31, 2006, the acquired grant rights were reduced by $30,000 as a result of the final contractual settlement of the purchase of Magnum. During the three months ended December 31, 2005, we changed our estimate of the useful life of the acquired grant rights from 22 months to 17 months. The effect of this change was to increase amortization expense for the year ended December 31, 2005 and decrease amortization expense for the year ending December 31, 2006 by $470,000 or $0.01 per share. The grant rights are fully amortized as of December 31, 2006.

6.	Stock Options

The 2000 Stock Option Plan (Stock Option Plan) was initiated in October 2000 and all stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or non-statutory, or stock purchase rights to our employees, directors and consultants to purchase shares of our common stock.

Option awards are generally granted with the following terms:

•	An exercise price equal to the fair value of the Company’s stock at the date of grant;

•	A term of ten years;

•	Vesting under the following general terms:

•	For options issued to members of the Board of Directors, vesting monthly over 12 months.

•	For options issued to our Chief Executive Officer, 100% vesting on the date of grant.

•	For options issued to all other persons, cliff vesting at the rate of 25% per year over four years.

The Stock Option Plan provides for annual increases each January 1 in the number of shares available for issuance in an amount equal to the lesser of 1.6 million shares, 5% of the outstanding shares on the date of the annual increase, or a lesser amount as may be determined by the Board of Directors. After this latest annual increase and at January 1, 2007, there were 2,386,000 shares of common stock reserved for future option grants under this plan.

In the event of a merger, reorganization or change in our controlling ownership, options granted under the Stock Option Plan (1) may be assumed or substituted with substantially equivalent options by the successor corporation and/or (2) become fully vested and immediately exercisable regardless of whether or not they are

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed or substituted by the successor corporation. The Stock Option Plan terminates in 2010 and may be amended or terminated by the Board of Directors.

Prior to October 2000, stock options were granted under our 1995 Stock Plan. We no longer issue options under this plan. The terms of this plan are substantially the same as the Stock Option Plan. In the event of a merger or the sale of all or substantially all of our assets, all options outstanding under this plan become fully vested and immediately exercisable unless the successor corporation assumes or substitutes other options in their place. No shares of common stock were reserved for future option grants under this plan at December 31, 2006.

Our accounting policy for stock options is described in Note 2. Had we recognized share-based compensation expense in our financial statements for the years ended December 31, 2004 and 2005, determined using the fair value method for all stock options (as allowed by SFAS No. 123), our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

	Year Ended December 31,
	2004	2005

Net loss, as reported	$(24,387)	$(26,103)
Add: Share-based employee compensation expense included in reported net loss	32	1,098
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards	(2,834)	(5,268)

Pro forma net loss	$(27,189)	$(30,273)

Loss per share:
Basic and Diluted — as reported	$(0.91)	$(0.80)

Basic and Diluted — pro forma	$(1.01)	$(0.92)

These pro forma disclosures are not applicable to the year ended December 31, 2006, because share-based compensation expense for all stock options vesting during that period are recognized in our financial statements for that period. Our adoption of SFAS No. 123R increased research and development expense by $1.0 million, or $0.03 per share for the year ended December 31, 2006 and general and administrative expense by $6.0 million, or $0.16 per share for the year ended December 31, 2006.

Activity under our option plans is as follows:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining	Aggregate Intrinsic
	Outstanding	per Share	Contractual Life	Value
				(In thousands)

Balance, December 31, 2005	5,978,369	$4.49	6.84	—
Granted	1,799,350	4.78	—	$14
Exercised	(83,389)	0.78	—	$336
Cancelled	(132,150)	6.25	—	—

Balance, December 31, 2006	7,562,180	4.57	6.69	$4,855
Vested at December 31, 2006 and expected to vest	7,283,619	4.55	6.63	$4,784
Exercisable at December 31, 2006	4,938,388	4.19	5.87	$4,486

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All options granted during the periods set forth above have an exercise price equal to the fair value of our common stock as of the date of grant. Additional information of note related to our stock options includes:

•	The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.50, $5.71 and $5.43, respectively;

•	The aggregate intrinsic value of stock options at exercise during the years ended December 31, 2006, 2005 and 2004 was $336,000, $2.5 million and $1.6 million, respectively;

•	The aggregate intrinsic value of stock options vested during the years ended December 31, 2006, 2005 and 2004, was $114,000, $406,000 and $2.8 million, respectively; and

•	The total unrecognized share-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $8.2 million as of December 31, 2006. This amount relates to approximately 2.6 million shares with a per share weighted average fair value of $4.41. We anticipate this expense to be recognized over a weighted average period of approximately 2.1 years.

We applied the following assumptions on a weighted average basis in computing the fair value of stock options at their date of grant using the Black-Scholes option pricing model:

	Year Ended December 31,
	2004	2005	2006

Expected volatility	96.04%	89.07%	85.26%
Risk free interest rate	4.45%	4.08%	4.74%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life, in years	10.00	10.00	5.76

Specifics regarding these assumptions include:

•	The expected volatility is calculated using the daily historical volatility of our common stock over a term that approximates the expected life of the option grants. The range of our volatility estimates for the years ended December 31, 2006, 2005 and 2004 was 74.2% to 90.5%, 86.0% to 91.8% and 93.8% to 100.5%, respectively;

•	The risk-free interest rate is based on the U.S. treasury yield curve for five to seven-year terms for the year ended December 31, 2006 and the ten-year zero coupon treasury bill rate for the years ended December 31, 2005 and 2004, respectively. The range of our risk-free interest rates for the years ended December 31, 2006, 2005 and 2004 was 4.29% to 5.10%, 3.94% to 4.49% and 3.00% to 5.25%, respectively; and

•	As allowed by Staff Accounting Bulletin No. 107, we have elected to apply the “shortcut approach” in developing our estimate of expected term for “plain vanilla” stock options granted in 2006 by using the mid-point between the vesting date and contractual termination date.

We periodically evaluate and revise, as necessary, the assumptions used to calculate the fair value of our stock options in response to changing market conditions and experience.

We had the following share-based compensation related to the granting of stock and accelerated vesting of options:

•	In 2006, we recorded compensation expense of $70,000 as a result of granting shares to certain employees in connection with expiring stock options;

•	In 2006, we recorded compensation expense of $209,000 as a result of granting shares to directors of the board for services rendered;

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In 2005, we recorded compensation expense of $1.1 million as a result of granting shares to certain of our officers in connection with expiring stock options (see “Common Stock Grant to Officers” in Note 8 below); and

•	In 2004, we recorded compensation expense of (1) $35,000 resulting from the acceleration of vesting of options previously granted to a certain member of the Board of Directors upon his resignation from the Board of Directors and (2) $38,000 as a result of granting stock options fully vested upon issuance to a non-employee consultant for whom options granted are subject to fair value accounting.

7.	Stock Purchase Warrants

From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. At December 31, 2006, we had various warrants outstanding to purchase a total of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.

With respect to warrants for 686,087 of these shares exercisable through June 2008 at $4.60 per share, we may force the exercise of these warrants if the average closing market price of our common stock during any 20 consecutive trading days is greater than $15.78 per share. These warrants provide for a downward adjustment of their exercise price in the event we sell shares of our common stock at a price less than their current exercise price. The exercise price of these warrants was adjusted downward to $4.60 per share in connection with the sale of shares of our common stock in November 2006.

See the discussion of stock sales in Note 8 for additional information regarding stock purchase warrants included in the totals above that were issued in connection with sales of our stock during the years ended December 31, 2006, 2005 and 2004.

8.	Stockholders’ Equity

Stock Sales

In November and December 2006, we sold approximately 6.3 million shares of our common stock in direct equity offerings pursuant to a shelf registration statement for an aggregate purchase price of approximately $30.0 million. Our net proceeds from these transactions, after related expenses payable in cash, were approximately $27.7 million. These expenses include approximately $2.1 million of fees to the placement agent for this transaction, of which $1.5 million was paid in January 2007 and $601,000 are payable in equal installments over 24 months through December 2008. We will issue warrants to the placement agents representing us in these stock sales to purchase up to 73,199 shares of our common stock at a price of $5.03 per share and 326,801 shares of our common stock at a price of $4.75 per share, exercisable beginning November 2008 and December 2008, respectively. These warrants expire in December 2015.

In November 2005, we sold approximately 3.6 million shares of our common stock in a direct equity sale to Colgate-Palmolive pursuant to a shelf registration statement for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after related fees and expense, were approximately $19.6 million. See Note 11 for further discussion of our agreement with Colgate-Palmolive.

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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Conversion of Preferred Stock to Common Stock

In 2001, we sold 100,000 shares of $0.001 par value, Series A Non-Voting Convertible Preferred Stock to Aventis Pharmaceutical Products, Inc (Aventis), which is now Sanofi-Aventis, for $25.0 million. In June 2005, these 100,000 issued and outstanding shares of our Series A non-voting convertible preferred stock were converted into 2,343,721 shares of our common stock. Following the conversion, these shares of preferred stock were cancelled and are no longer issuable. We received no cash or other consideration in connection with this conversion.

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

Pursuant to a demand registration made by Aventis in accordance with the terms of a registration rights agreement related to these shares, in November 2005 we filed a Registration Statement on Form S-3 (File No. 333-129687) to facilitate the public resale of up to 4,322,369 shares of our common stock held by Aventis, which includes the converted shares. This registration statement has been declared effective by the SEC and Aventis may resell these shares from time to time in the open market pursuant to the registration statement. We will not receive any of the proceeds from the sale of the shares held by Aventis. As of December 31, 2006, Aventis held approximately 1.8 million shares of our common stock subject to the voting agreement. After this conversion, we have 5.0 million shares of authorized and unissued preferred shares, of which 100,000 shares have been cancelled and 4.9 million shares are undesignated and issuable.

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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved For Future Issuance

We have reserved a total of 12,128,460 shares of our common stock for issuance in the future with respect to (1) our Stock Option Plan, (2) our Stock Purchase Plan and (3) stock purchase warrants issued in connection with our sales of common stock in June 2003, December 2004, November 2006 and December 2006.

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

9.	Federal Income Taxes

As of December 31, 2006, we have generated federal net operating loss carryforwards of approximately $130.9 million, orphan drug credits of approximately $11.4 million and research and development credits of approximately $1.1 million available to reduce future income taxes. These carryforwards begin to expire in 2007. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize these carryforwards. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31 are as follows (in thousands):

	2005	2006

Deferred tax assets:
Current deferred tax assets
Accrued liabilities	$799	$665
Unrealized gains and losses	64	1,332
Valuation allowance for current deferred tax assets	(862)	(1,994)

Net current deferred tax assets	1	3

Noncurrent deferred tax assets
Net operating loss carryforwards	40,242	44,499
Research and development tax credits	1,625	1,103
Orphan drug tax credits	9,878	11,357
Tax basis of property and equipment in excess of book basis	2,949	3,001
Stock compensation	1,380	2,427
Deferred rent	520	337
Investments	860	841
Other	62	60
Valuation allowance for noncurrent deferred tax assets	(57,377)	(63,527)

Net noncurrent deferred tax assets	139	98

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2006

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expense	(80)	(101)

Total current deferred tax liabilities	(80)	(101)

Noncurrent deferred tax liabilities
Acquired grant rights	(60)	—

Total noncurrent deferred tax liabilities	(60)	—

Net current deferred tax asset (liability)	(79)	(98)

Net noncurrent deferred tax asset (liability)	$79	$98

As we have had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset. During the year ended December 31, 2006, the valuation allowance increased by $7.3 million due primarily to losses from operations. Approximately $374,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

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

Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before taxes due to the following:

	Year Ended December 31,
	2004	2005	2006

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.6)	(2.8)	—
Increase in deferred tax valuation allowance	66.0	42.5	20.9
Stock option compensation	(7.4)	1.1	4.0
Orphan drug tax credits	(20.9)	(5.0)	(3.4)
Research and development tax credits	(2.5)	(0.7)	(0.4)
Change in Texas tax law	—	—	10.7
Other	1.4	(1.1)	(2.2)

	—%	—%	—%

10.	Notes Payable

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

In April 2006, we exercised our option to extend the note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance, estimated to be approximately $6.7 million, is payable in full. As

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month. The note payable had an outstanding balance of $7,289,000 and $7,482,000 at December 31, 2006 and 2005, respectively. The second mortgage note payable that was retired using the proceeds from the amendment of the mortgage note payable had an outstanding balance of zero at December 31, 2006 and December 31, 2005. Our facilities are pledged as security for the mortgage note payable.

We financed $476,000 and $655,000 of equipment acquisitions under notes payable to commercial finance companies during the years ended December 31, 2006 and 2005, respectively. The notes are payable monthly over terms of 36 to 60 months from the time of the draw and bear interest at fixed interest rates ranging from zero to 11.38% at December 31, 2006 and from zero to 10.6% at December 31, 2005. These notes payable are secured by the equipment being financed.

In connection with our construction of facilities, we capitalized interest of $6,000 as a cost of those facilities during the year ended December 31, 2004. No such construction occurred during the years ended December 31, 2006 and 2005 for which interest capitalization was required.

Aggregate annual maturities on notes payable as of December 31, 2006, are as follows (in thousands):

Year ending December 31, 2007	$917
2008	482
2009	315
2010	247
2011	266
Thereafter	6,138

Total	$8,365

We believe the fair market value of our debt approximates its carrying value as of all balance sheet dates presented herein.

11.	License and Research Agreements

Patent and Technology License Agreement With The University of Texas System

We have license agreements with The Board of Regents of The University of Texas System and M. D. Anderson Cancer Center, a component institution of The University of Texas System, whereby we have exclusive, worldwide licenses to use certain technology. Beginning with the first commercial sale of a product incorporating the licensed technologies, we will pay M. D. Anderson Cancer Center, for the longer of fifteen years or the life of the patent, a royalty based on net sales by us or our affiliates or by sublicense agreement of products incorporating any of such technologies. We are obligated by the license agreements to reimburse any of M. D. Anderson Cancer Center’s costs that may be incurred in connection with obtaining patents related to the licensed technologies.

VirRx, Inc.

We are working with VirRx to investigate other vector technologies, specifically replication-competent viral therapies, for delivering products into targeted cells. These technologies form the basis for our INGN 007 product candidate.

We have an agreement with VirRx, which began in 2002, to purchase shares of VirRx’s Series A Preferred Stock for $150,000 on the first day of each fiscal quarter through January 1, 2006. From inception of this agreement through December 31, 2006, and during the year ended December 31, 2006, we have purchased $2,475,000 and $150,000, respectively, of this stock for cash. We are not obligated to make any additional purchases at this time. We

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record these purchases as research and development expense. VirRx is required to use the proceeds from these stock sales in accordance with the terms of a collaboration and license agreement between VirRx and us for the development of VirRx’s technologies. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases.

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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements require us to make milestone and license payments to these parties if and when we achieve certain prescribed clinical trial and product development milestones. We also license certain enabling technologies under technology option and license agreements with other third parties, which require annual payments aggregating $40,000 until cancelled at our option.

12.	Commitments and Contingencies

Lease Commitments

We are obligated under various operating leases for land, office and laboratory space that expire at various dates through September 2026. Rent expense was $416,000, $365,000 and $316,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Some of our leases contain predetermined fixed escalations of the minimum rentals. For these leases, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006, are as follows (in thousands):

Operating
Leases

Year ending December 31, 2007	$508
2008	492
2009	302
2010	156
2011	156
Thereafter	2,303

Total minimum lease payments	$3,917

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

Employment Agreement

We have an employment agreement with our President and Chief Executive Officer that provides for a base salary and bonuses through July 31, 2007, and thereafter renews automatically for one-year terms until either party gives timely written notice of non-renewal. If his employment had been terminated by the Company other than for cause on December 31, 2006, we would have been obligated to pay him a remaining salary of approximately $346,000 and accrued vacation and insurance premium benefits of approximately $121,000.

13.	Related Parties

The Chairman of our Board of Directors, who is also one of our stockholders, owns a company to which we pay consulting fees of approximately $175,000 per year. We are obligated to continue paying this fee until such time as we, at our option, terminate the services of that company. As of December 31, 2006, this person held options to purchase 167,200 shares of our common stock.

We have a consulting agreement with the individual primarily responsible for the creation of the technology upon which ADVEXIN therapy is based. This individual is also one of our stockholders. Under this consulting

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, we paid this individual fees of $205,000, $202,000 and $200,000 during the years ended December 31, 2006, 2005 and 2004, respectively. This consulting agreement provides for payments of $205,000 per annum through the end of its term on September 30, 2009, with such future payments subject to adjustment for inflation. We may terminate this agreement at our option upon one year’s advance notice.

We have a consulting agreement with the placement agent and investment advisor who assists us with the sale of our common stock in international markets. We intend to pay them a fee of $25,000 per month on a month-to-month basis in consideration for their ongoing assistance with business development and financial matters.

We fund certain research performed by M. D. Anderson Cancer Center to further the development of technologies that could have potential commercial viability. By sponsoring and funding this research, we have the right to include certain patentable inventions arising therefrom under our patent and technology license agreements with The University of Texas System described in Note 11 above. The expense for this research was approximately $300,000, $243,000 and $581,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We sublease a portion of our facilities to M. D. Anderson Cancer Center under a lease with a non-cancelable term that expires in 2009. M. D. Anderson Cancer Center is obligated to pay us rent of approximately $29,000 per month until January 2009 for a total of $353,000 in 2007 and 2008 and $29,000 in 2009. Rental income was $1,084,000, $1,068,000 and $1,045,000 for the years ended December 31, 2006, 2005 and 2004, respectively. M. D. Anderson is a component institution of The University of Texas System, one of our stockholders.

We received funding from Aventis, one of our stockholders, for a Phase 2 clinical trial for breast cancer conducted under our supervision. We recorded revenue of zero for the years ended December 31, 2006 and 2005 and $13,000 for the year ended December 31, 2004, respectively, related to this work.

In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned prior to this acquisition by one of our executive officers. See Note 3 for further discussion.

Subsequent to December 31, 2006, we became an owner of 49% of the outstanding stock of IRI. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.

14.	London Stock Exchange

We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.

15.	Subsequent Event

On February 2, 2007, we filed a registration statement on Form S-3 (Commission File No. 333-140424), seeking to register for sale shares of our common stock with an aggregate offering price of up to $150.0 million.

EXHIBIT INDEX

Exhibit
Number			Description of Document

10	.59††	—	Patent and Technology License Agreement dated November 13, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System
10	.61††	—	Amendment No. 5 to Patent and Technology License Agreement dated December 18, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System
21.1		—	List of subsidiaries of Introgen
23.1		—	Consent of Independent Registered Public Accounting Firm
24.1		—	Power of Attorney (See page 71)
31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††	Confidential treatment has been requested for portions of this exhibit.