Form 10-Q
period 2007-03-31
INTROGEN THERAPEUTICS INC
filed 2007-05-04
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of May 3, 2007 the registrant had 43,730,724 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$25,578	$4,956
Short-term investments	15,767	29,203

Total cash, cash equivalents and short-term investments	41,345	34,159
Marketable securities	6,957	11,004
Prepaid expense and other current assets	397	785

Total current assets	48,699	45,948
Property and equipment, net of accumulated depreciation of $13,976 and $14,255 ......	5,172	4,893
Other assets	290	283

Total assets	$54,161	$51,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,384	$1,538
Accrued liabilities and other	4,817	3,383
Deferred revenue and other	624	624
Current portion of notes payable	917	791

Total current liabilities	8,742	6,336
Notes payable, net of current portion	7,448	7,305
Deferred revenue and other, long-term	923	712

Total liabilities	17,113	14,353

Non-controlling interest in consolidated subsidiary	—	14
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2006 and 2007, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 43,591in 2006 and 43,700 in 2007	44	44
Additional paid-in capital	205,350	206,633
Accumulated deficit	(172,260)	(177,877)
Accumulated other comprehensive gain	3,914	7,957

Total stockholders’ equity	37,048	36,757

Total liabilities and stockholders’ equity	$54,161	$51,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
Contract services, grant and other revenue	$225	$322
Operating costs and expense:
Research and development, including share-based compensation of $217 in 2006 and $305 in 2007	5,046	3,175
General and administrative, including share-based compensation of $2,021 in 2006 and $950 in 2007	3,796	3,267

Total operating costs and expense	8,842	6,442

Loss from operations	(8,617)	(6,120)
Interest income	299	442
Interest expense	(156)	(179)
Other income	255	254

Loss before non-controlling interest in consolidated subsidiary	(8,219)	(5,603)
Non-controlling interest in consolidated subsidiary	—	(14)

Net loss	$(8,219)	$(5,617)

Net loss per share, basic and diluted	$(0.22)	$(0.13)

Shares used in computing basic and diluted net loss per share	37,180	43,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(8,219)	$(5,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest in consolidated subsidiary	—	14
Depreciation	358	279
Share-based compensation	2,238	1,255
Amortization of grant rights acquired	133	—
Changes in assets and liabilities:
(Increase) decrease in other assets	20	(381)
Increase (decrease) in accounts payable	223	(846)
Increase (decrease) in accrued liabilities	(357)	68
Increase (decrease) in deferred revenue and other	(6)	(211)

Net cash used in operating activities	(5,610)	(5,439)

Cash flows from investing activities:
Purchases of property and equipment	(36)	—
Purchases of short-term investments	(15,809)	(13,436)

Net cash used in investing activities	(15,845)	(13,436)

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	—	(1,571)
Proceeds from exercise of options for common stock	29	97
Proceeds from notes payable	97	—
Principal payments under notes payable	(224)	(269)

Net cash used in financing activities	(98)	(1,743)

Effect of exchange rate changes on cash	—	(4)

Net decrease in cash	(21,553)	(20,622)
Cash and cash equivalents, beginning of period	28,090	25,578

Cash and cash equivalents, end of period	$6,537	$4,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$148	$171

Cash paid for taxes for the issuance of common stock in connection with the grant of common stock	$28	$—

Supplemental disclosure of non-cash investing and financing activities:
Grant rights acquired in asset acquisition	$30	$—

Non-cash unrealized gain (loss) on marketable securities	$(128)	$4,047

Issuance of common stock in connection with the grant of stock	$41	$—

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
     We have not yet generated any significant revenue from unaffiliated third parties, nor is there any assurance of future product revenue. We earn minimal revenue from contract services activities, interest income, and rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. We do not expect to generate revenue from the commercial sale of our products in the near future. We may never generate revenue from the commercial sale of our products.
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
2. Basis of Presentation and Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.
     We account for our investment in Introgen Research Institute, Inc. (“IRI”) in accordance with FIN 46(R), Consolidation of Variable Interest Entities (as amended). Accordingly, the accounts of IRI are included in these consolidated financial statements. We record a non-controlling interest relative to the portion of IRI we do not own.
     See footnote 6 below regarding our adoption of and accounting policies related to Statement of Financial Accounting Standard (“SFAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109” (“FIN 48”),

3. Introgen Research Institute, Inc.
     During the three months ended March 31, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. For the three months ended March 31, 2007, we recorded grant income of $213,000 related to grants held by IRI. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
4. Stockholders’ Equity
     Under an agreement with us, Aventis Pharmaceutical Products, Inc. (Aventis), which is now Sanofi-Aventis, must vote all of its Introgen shares in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of our stockholders. This voting requirement terminates at the earliest of June 2011 or the sale of these shares pursuant to an effective registration statement on the open market or to an Aventis non-affiliate, as defined in the voting agreement. As of December 31, 2006, Aventis reported owning approximately 1.8 million shares of our common stock that are subject to the voting agreement.
5. Accumulated Other Comprehensive Income or Loss
     Accumulated other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Accumulated other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended
	March 31
	2006	2007
Net loss	$(8,219)	$(5,617)
Foreign currency translation adjustments	—	(4)
Unrealized gain (loss) on marketable securities	(128)	4,047

Total comprehensive loss	$(8,347)	$(1,574)

6. Accounting for Uncertainty in Income Taxes
     We adopted FIN 48 as of January 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:
•	An allocation or a shift of income between taxing jurisdictions;

•	The characterization of income or a decision to exclude reporting taxable income in a tax return;

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.
     FIN 48 provides that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This approach is a change from previous practice under which a tax benefit could be recognized only if it was probable a tax position could be sustained.
     FIN 48 requires we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next twelve months, a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

     The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. Generally, the Company is no longer subject to examinations for U.S. federal income taxes for years prior to 2003 and for state income taxes for years prior to 2002. Examinations for foreign income taxes for previous years remain open, but tax considerations in those jurisdictions are not material to us.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and March 31, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We anticipate no significant increase or decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, we have no accrued interest and penalties.
7. Subsequent Event
     Subsequent to March 31, 2007, we were relieved of the need to pay certain invoices that were recorded as accounts payable and expensed in earlier periods. We recorded this event as of March 31, 2007, which reduced our research and development expense by approximately $1.1 million for the three months ended March 31, 2007.
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
     We believe the use of targeted molecular therapies to induce the production of biopharmaceutical proteins represents a new approach for treating many cancers while avoiding the toxic side effects common to traditional therapies. We have developed significant expertise in developing targeted therapies that may be used to treat disease and in using what we believe are safe and effective delivery systems to transport these agents to the cancer cells. We believe we will be able to treat a number of cancers in a way that kills cancer cells without harming normal cells.
     Our lead product candidate, ADVEXIN® therapy, combines the p53 tumor suppressor with a non-replicating, non-integrating, adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer growth and protect cells from becoming cancerous. We are developing other product candidates for the treatment of cancer using other molecules and delivery systems, such as the mda-7 and FUS1 tumor suppressors.
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
     Most cancers are amenable to local treatment, such as surgery and radiation, which are administered far more often than systemic cancer treatments. Our locally delivered product candidates, such as ADVEXIN therapy and INGN 241, IL24 therapy, deposit therapeutic molecules directly into a patient’s cancerous tumor by hypodermic syringe. We have systemic formulations for intravenous use in those cases for which a systemic therapy may be indicated and have applied ADVEXIN therapy using a nanoparticle formulation system to deliver our tumor suppressors.
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
The Introgen Strategy
     Our objective is to be a leader in the development of targeted molecular tumor suppressor therapies and other products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:
•	Develop and Commercialize ADVEXIN Therapy, INGN 241 and INGN 401 for Multiple Cancer Indications. We plan to continue our development programs to commercialize our ADVEXIN therapy, using the p53 tumor suppressor, our INGN 241 product, using the mda-7 tumor suppressor, also know as interleukin 24 (IL-24), and our INGN 401 product, using the FUS1 tumor suppressor, in multiple cancer indications.

•	Develop Our Portfolio of Targeted Molecular Therapies and Other Drug Products. Utilizing our research, clinical, regulatory and manufacturing expertise, we are evaluating development of additional molecular therapies for various cancers, including:
•	INGN 225, a highly specific cancer immunotherapy;

•	INGN 234, an oral rinse or mouthwash formulation containing the p53 tumor suppressor;

•	INGN 402 and 403, using nanoparticle formulations for systemic delivery of the p53 and mda-7 tumor suppressors; and

•	INGN 007, a replication-competent viral therapy.
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
•	Develop a Nanoparticle Systemic Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations. We also have in-licensed technologies for nanoparticle delivery of DNA, siRNA, proteins, peptides and polypeptides.

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents.

•	Establish Targeted Sales and Marketing Capabilities. The oncology market can be effectively addressed by a small, focused sales force because it is characterized by a concentration of specialists in relatively few major cancer centers. We believe we can address this market by a combination of building a direct sales force as part of the ADVEXIN therapy commercialization process and pursuing marketing and distribution agreements with corporate partners for ADVEXIN therapy as well as additional products.

•	Expand Our Market Focus to Non-Cancer Indications. We plan to leverage our scientific, research and process competencies in molecular therapy and vector development to pursue targeted molecular therapies for a variety of other diseases and conditions. We believe these therapies could hold promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.
Product Development Overview
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
     ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the U.S. Food and Drug Administration (FDA). The European Medicines Agency (EMEA) Committee for Orphan Medicinal Products has granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome. This designation has been ratified by the European Commission. Li-Fraumeni Syndrome is an inherited cancer characterized by inherited mutations in the p53 tumor suppressor gene. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a 10-year period of marketing exclusivity from the date of approval.
     We have an agreement with EMEA to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances (EC) provisions. The application will be for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome. Exceptional circumstances provisions are designed to facilitate access to needed treatments for certain Orphan Medicinal Products. A Marketing Authorization Application filed with the EMEA under these provisions can be reviewed on an expedited basis. This EC registration approach is designed by EMEA to be more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations.
     As a result of an audit and inspection by a European Union Qualified Person (QP), we are certified with the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) that our facilities and production processes are compliant with European Good Manufacturing Practices for the manufacture of ADVEXIN therapy. The MHRA is the competent authority in the United Kingdom and is a component of the EMEA.
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
     We conducted a series of meetings with the FDA to develop and implement the filing strategy for the BLA for ADVEXIN therapy, which is the application for approval to market and sell ADVEXIN therapy in the United States. As a result of these meetings, we are developing and pursuing an initial rolling BLA filing strategy based on data from our Phase 2 and Phase 3 clinical trials of ADVEXIN therapy for treatment of recurrent head and neck cancer. The FDA has concurred that preliminary evaluation of this data suggests a level of efficacy consistent with the standard for the initiation of a rolling BLA (a submission process also known as Submission Of a Partial Application or SOPA). The FDA has also concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has also concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. In conjunction with the new data, the new analyses, and other newly employed biological techniques, we hope to more specifically target recurrent head and neck cancer in patients using indicators known as “biomarkers”, as discussed further below. We believe this approach will improve efficacy by identifying the patients most likely to benefit from Advexin therapy.
     We submitted a SOPA Request to the FDA Division of Cellular and Gene Therapies proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer, based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and conduct efficacy analyses on one or both of our ongoing Phase 3 trials. Given that we have two ongoing Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials. We have reached agreement with the FDA that biomarker evaluations as described in its recently announced Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process. This initiative also encouraged sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. We have employed several biomarker and response criteria to evaluate ADVEXIN efficiency as described below.
     We have initiated the efficacy analysis of our ADVEXIN Phase 3 study. This analysis will involve comparing ADVEXIN therapy to methotrexate for the treatment of recurrent head and neck cancer. The prospective efficacy assessment of the randomized, controlled clinical trial is based upon analysis of biomarkers and clinical outcomes. The efficacy evaluation of the Phase 3 study will incorporate the biomarker analyses identified in Phase 2 clinical trials of ADVEXIN therapy of recurrent head and neck cancer. The Phase 3 Statistical Analysis Plan was finalized with input from the FDA. Introgen has followed advice from the FDA to accelerate its Phase 3 safety analysis and to perform an efficacy analysis for this study. An independent Data Safety Monitory Board review in 2006 noted no safety issues with the Phase 3 study.
     During 2007, we plan to complete the efficacy analyses of one or both of our two ongoing Phase 3 clinical trials for recurrent head and neck cancer, submit Phase 2 and Phase 3 clinical data to the FDA and EMEA in support of our ADVEXIN registration program and complete filings with the EMEA in support of an Exceptional Circumstance Approval Application for Li-Fraumeni Syndrome cancers that are due to inherited abnormalities in the p53 tumor suppressor gene that is the molecular target of ADVEXIN therapy.
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
     A molecular biomarker predictive of ADVEXIN therapy activity is abnormal p53 function detected in tumor tissues by a routine immunohistochemistry laboratory test. In patients with the abnormal p53 biomarker, ADVEXIN therapy caused a statistically significant increase in median survival of 11.6 months compared to only 3.5 months for patients without abnormal p53 function. Patients with abnormal p53 function are known to have a poor prognosis when treated with standard therapies. In addition to this molecular biomarker, we have identified clinical prognostic biomarkers that correlate with statistically significant increases in survival, partial and complete tumor responses and durable locoregional disease control (tumor responses or tumor growth arrest for two months or longer in duration) following treatment with ADVEXIN therapy. These clinical biomarkers include prior chemotherapy consistent with ADVEXIN therapy’s mechanism of action of inducing tumor death in cells, or apoptosis, with DNA damage from previous treatments.
     The predictive biomarkers define target populations of patients with higher tumor response rates and increased survival following treatment with ADVEXIN therapy. In an analysis of 112 patients treated in the Phase 2 trial of recurrent head and neck cancer treated with the ADVEXIN therapy dose (high dose) proposed for regulatory approval, we identified clinical prognostic biomarkers that correlate with statistically significant increases in survival, partial and complete tumor responses and durable locoregional disease control (tumor responses or tumor growth arrest for two months or longer in duration) following treatment with ADVEXIN therapy. These clinical biomarkers include prior chemotherapy consistent with ADVEXIN therapy’s mechanism of action of inducing death in tumor cells with DNA damage from previous treatments. Depending on the tumor response criteria and clinical biomarkers selected to define sub-populations, tumor responses in over 33% of the patients were observed. In addition, patients who achieved tumor responses defined by a greater than 50% reduction in tumor size had a median survival of approximately 40 months. Spontaneous tumor remissions generally are not observed in recurrent head and neck cancer. This median survival of over three years for these ADVEXIN therapy responders compares favorably with the approximate six month survival time typically expected for recurrent head and neck cancer patients who have failed prior therapies.
     The targeted molecular therapy provided by ADVEXIN therapy is evidenced by its use to successfully treat a Li-Fraumeni Syndrome cancer patient on a compassionate use basis under a protocol authorized by the FDA. Li-Fraumeni Syndrome cancer patients have inherited defects in the p53 tumor suppressor gene that is the target of ADVEXIN therapy. Our treatment of a tumor in a Li-Fraumeni Syndrome patient with ADVEXIN therapy led to improvement of tumor-related symptoms and resulted in a complete response in the treated lesion as determined by positron emission tomography (PET) computerized tomography (CT) scans. PET-CT scans measure the metabolic activity of tumors and are being increasingly utilized in the management of cancer patients because they provide more sensitive assessments of treatment effects compared to conventional CT and magnetic resonance imaging scans.
     This Li-Fraumeni Syndrome study defined important biomarkers to guide the administration of ADVEXIN therapy to patients with other cancers who display p53 pathway abnormalities. Our molecular analysis of biopsies of the Li-Fraumeni Syndrome tumor before and after treatment identified key markers of p53 pathway abnormalities that are used to predict and evaluate the effects of ADVEXIN therapy. These markers included detection of abnormal levels of p53 protein that identify aberrant p53 pathways and the induction of molecular markers of tumor growth control and tumor cell death that validate ADVEXIN therapy’s mechanisms of action. We believe these biomarkers can be used to identify patients most likely to benefit from ADVEXIN therapy.
     The EMEA Committee for Orphan Medicinal Products has granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome. This designation has been ratified by the European Commission. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a 10-year period of marketing exclusivity from the date of approval. We received this designation through Gendux AB, our wholly-owned subsidiary.
     We have an agreement with EMEA to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances provisions. The application will be for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome.

Exceptional circumstances provisions are designed by EMEA to facilitate access to needed treatments for certain Orphan Medicinal Products. A Marketing Authorization Application filed with the EMEA under these provisions can be reviewed on an expedited basis. This registration approach is more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations. As a result of the encouraging clinical findings in treating Li-Fraumeni Syndrome, we have made ADVEXIN therapy available on a compassionate use basis to qualified Li-Fraumeni Syndrome patients with tumors refractory to standard treatment.
     Li-Fraumeni Syndrome is an inherited genetic disorder that greatly increases the risk of developing several types of cancer typically with initial occurrence at a young age. The majority of Li-Fraumeni Syndrome families have inherited mutations in the p53 tumor suppressor gene. The findings described above have been presented at the annual meetings of the American Society of Gene Therapy (ASGT) and the American Society of Clinical Oncology (ASCO).
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
     We have completed a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 25 patients with solid tumors. This trial indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. We are conducting later stage clinical trials using INGN 241 in patients with metastatic melanoma. We are conducting a Phase 3 clinical trial using INGN 241 in combination with radiation therapy for solid tumors. We are currently designing a pivotal, clinical trial for INGN 241 combined with bevacizumab.
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
     Pre-clinical data indicate INGN 241 and bevacizumab, marketed by Roche Holding AG and Genentech, Inc. (Genentech) as Avastin®, each inhibit tumor angiogenesis through distinct mechanisms in models of lung cancer. Study results demonstrate that the combination of INGN 241 and Avastin® significantly increases anti-tumor activity compared with either agent used separately. We have observed synergistic activity resulting in a positive therapeutic effect in the treatment of lung cancer in laboratory animals following the combination of the two agents. In contrast, treatment with Avastin® alone demonstrated only minor tumor regression in those animals. These findings have been published in Molecular Therapy, the journal of the American Society of Gene Therapy.
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
     In pre-clinical studies, we have observed the expression of mda-7 in ovarian cancer cells activates a cell death or apoptotic pathway regulated by the Fas signaling system, a key signaling system in immune regulation, apoptosis and drug resistance.. This activation resulted in significant increases in apoptosis and inhibition of cancer cell proliferation that were specific to cancer cells. These effects were not observed in normal ovarian tissue, supporting previous data showing a cancer-selective effect of INGN 241.
     We have published preclinical data describing how an important tumor survival pathway impacts the anticancer activity of INGN 241. Inhibition of this pathway, known as NF-kB, enhanced the tumor killing effects of INGN 241 in cell culture and in preclinical models of human tumors. Researchers at Introgen and The University of Texas M. D. Anderson Cancer Center conducted theses studies. The data appear in publication Molecular Cancer Therapeutics.
     We have published preclinical data demonstrating that vitamin E succinate (VES) enhances the cytotoxic effects of INGN 241 in ovarian cancer cells. VES is a derivative of Vitamin E that has demonstrated potent antitumor activity in cell and animal models of cancer. Researchers at Introgen and The University of Texas M.D. Anderson Cancer Center collaborated on the studies. The results appear in the publication Cancer Letters.
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
     Findings and results arising from our development of INGN 241 have also been published in the Journal of Leukocyte Biology, Cancer Gene Therapy, Cancer Research, Molecular Therapy, Oncogene, Surgery, and International Immunopharmacolgy. Data from this work have also been presented at the annual San Antonio Breast Cancer Symposium.
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
     We have entered into an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business and Collaborative Arrangements — Alliance with Colgate-Palmolive Company” below for further discussion of this alliance agreement.
  INGN 401 (FUS-1)
     INGN 401 uses a nanoparticle vector system to deliver the tumor suppressor FUS-1. We exclusively license this technology from M. D. Anderson Cancer Center.
     A Phase 1/early Phase 2 clinical trial is ongoing at M. D. Anderson Cancer Center testing INGN 401 in patients with advanced non-small cell lung cancer who have been treated previously with chemotherapy. INGN 401 was successfully delivered into the tumors of stage IV lung cancer patients and was found to be active in patients’ metastatic non-small cell lung cancer tumors. This finding is the first clinical demonstration that a gene can be injected intravenously and be taken up and expressed at high levels in cancer cells at distant sites.
     The interim results of this clinical trial were presented by the M.D. Anderson Cancer Center investigators at the 2007 annual meeting of the American Association of Cancer Research. That presentation noted this clinical trial consists of thirteen patients first treated with front line cisplatin combination chemotherapy, which failed to halt their disease. They received INGN 401 as a second line therapy. The median survival time for the patients in this study is 14.6 months which compares favorably to a seven-month median survival time for patients receiving conventional second line therapy. No significant drug-related toxicity has been observed with respect to INGN 401. The clinical trial continues and no maximum tolerated dose has been established.
     Pre-clinical data suggests that INGN 401 may have utility as a monotherapy in lung cancer. We have observed significant inhibition of tumor growth in lung cancer animal models following INGN 401 monotherapy treatment when compared with untreated animals.
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
     Data and findings from our work to develop INGN 401 have been published in Cancer Gene Therapy and Cancer Research. We are working with investigators at MDACC to design a pivotal clinical trial for INGN 401.
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

  INGN 007 (oncolytic viral therapy)
     We are developing INGN 007, a replication-competent viral therapy, which is also called an oncolytic virus, in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a molecule that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of the ASCO. We are developing this replication-competent viral therapy through our strategic collaboration with VirRx. We submitted an Investigation New Drug application and a clinical study protocol to the FDA and received approval to begin a Phase 1 clinical study testing INGN 007 in solid tumors.
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
     As a result of an audit and inspection by a European Union Qualified Person (QP), we are certified with the Medicines and Healthcare Products Regulatory Agency (MHRA) that our facilities and production processes are compliant with European Good Manufacturing Practices for the manufacture and testing of ADVEXIN therapy. The MHRA is the competent authority in the UK and is a component of the EMEA.
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
     Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero and $150,000 during the three months ended March 31, 2007 and March 31, 2006, respectively. We are not obligated to make any additional such purchases at this time. We recorded these purchases as research and development expense.

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
  Silence Therapeutics plc
     We own approximately 6.6% of the issued share capital of Silence Therapeutics plc (formerly SR Pharma plc). We purchased these shares for approximately $3.0 million in July 2005. The shares we own had a quoted market value of $11.0 million at March 31, 2007 and $15.7 million at May 3, 2007. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products.
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
  National Cancer Institute
     We have two cooperative research and development agreements, or CRADA, with the NCI. Under our most recent CRADA, the NCI will conduct a Phase 2 clinical study to treat cancer patients with genetically engineered therapies targeted to abnormal p53. This clinical study will combine our p53 formulations with a novel p53 targeted treatment developed by investigators at the NCI. This agreement continues until March 2012 and is terminable earlier upon the mutual consent of the parties. We will pay the NCI $18,000 per quarter through March 2009 to support their technical, statistical and administrative activities under this CRADA.

     Under our other CRADA, the NCI agreed to sponsor and conduct pre-clinical and human clinical trials to evaluate the effectiveness and potential superiority to other treatments of ADVEXIN therapy against a range of designated cancers, including breast cancer, ovarian cancer, bladder cancer and brain cancer. To date, the NCI has conducted numerous Phase 1 clinical trials for ADVEXIN therapy. The NCI provided most of the funding for these activities. We supplied the NCI with ADVEXIN therapy product to be administered in these trials. We have exclusive rights to all pre-clinical and clinical data accumulated under the CRADA. The CRADA has a flexible duration, but is terminable upon the mutual consent of the parties or upon 30 days notice of either party.
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
  London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis, specifically, in Europe and Asia.
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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At March 31, 2007, we had an accumulated deficit of $177.9 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At March 31, 2007, we had cash, cash equivalents and short-term investments of $34.2 million, compared to $41.3 million at December 31, 2006.
     We have used cash primarily as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Operating activities	$5,610	$5,439
Purchases of property and equipment	36	—
Principal payments on notes payable	224	269
Payment of offering costs related to previous sales of common stock	$—	$1,571
     We have received cash primarily as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Proceeds from notes payable	97	—
Proceeds from stock option exercises	29	97
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
     We currently earn revenue or income from research grants from U.S. Government agencies, contract services and process development activities, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest income on cash placed in short-term, investment grade securities. From time-to-time in the past, we have earned revenue under federal research grants. In order to fund our operating losses, we will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders.
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

     On February 2, 2007, we filed a registration statement on Form S-3 (Commission File No. 333-140424), seeking to register for sale shares of our common stock with an aggregate offering price of up to $150.0 million. On April 17, 2007, we filed an amendment to the registration statement, and on April 19, 2007, the registration statement was declared effective.
  Common Stock Voting Agreement
     Under an agreement with us, Aventis Pharmaceutical Products, Inc. (Aventis), which is now Sanofi-Aventis, must vote all of its Introgen shares in the same manner as the shares voted by a majority of the other stockholders on any corporate action put to a vote of our stockholders. This voting requirement terminates at the earliest of June 2011 or the sale of these shares pursuant to an effective registration statement on the open market or to an Aventis non-affiliate, as defined in the voting agreement. As of December 31, 2006, Aventis reported owning approximately 1.8 million shares of our common stock that are subject to the voting agreement.

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
     At March 31, 2007, we had 7,446,868 options outstanding to purchase our common stock, of which options to purchase 4,934,655 shares were vested and options to purchase 2,512,213 shares were unvested. These options have an exercise price equal to the market price of our common stock on the date of grant, with such exercise prices for options outstanding at March 31, 2007, ranging from $0.45 to $8.94 per share.
  Stock Purchase Warrants
     From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. At March 31, 2007, we had obligations to issue warrants, and warrants outstanding, to purchase an aggregate of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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
  Investment in Silence Therapeutics plc
     In July 2005, we purchased approximately 8% of the issued share capital of Silence Therapeutics plc (formerly SR Pharma plc) for approximately $3.0 million. As of March 31, 2007, we owned approximately 7% of the issued share capital of Silence Therapeutics. The shares we own had a fair market value of approximately $11.0 million at March 31, 2007 and $15.7 million at May 3, 2007. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
  London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.

  Introgen Research Institute
     During the three months ended March 31, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
     Under FIN 46(R), Consolidation of Variable Interest Entities (as amended), IRI is a variable interest entity. Accordingly, the accounts of IRI are included in these consolidated financial statements. We record a non-controlling interest relative to the portion of IRI we do not own. For the three months ended March 31, 2007, we recorded grant income of $213,000 related to grants held by IRI.
     The amount of grant funding, if any, available to IRI to perform research and development is dependent upon many factors, including the availability of grants from government agencies, performance of the work and incurring the costs contemplated by the grants, the success in obtaining additional grants in the future and compliance with statutes and regulations governing such grants.
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
     Share-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, “Accounting For Share-Based Compensation.” From that date forward, we record share-based compensation expense based upon fair value for all stock options issued to all persons to the extent such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. We record that expense ratably over the period the stock options vest.
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
Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 beginning January 1, 2007, which did not have a material impact on our financial position and results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We have not applied the provisions of this statement to our financial statements although we may elect to do so in the future.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended March 31, 2007 and March 31, 2006.”
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
     For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see Part II, Item 1A. “Risk Factors,” and particularly the risk factors entitled:
•	“If we are unable to commercialize ADVEXIN® therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed”;

•	“If we fail to comply with FDA or foreign regulatory authority requirements or encounter delays or difficulties in clinical trials for our product candidates, we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all”;

•	“Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market”;

•	“Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial conditions”;

•	“If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials”;

•	“If we cannot maintain our existing corporate and academic arrangements and enter into new arrangements, we may be unable to develop products effectively, or at all”;

•	“If we are not able to create effective collaborative marketing relationships, we may be unable to market our products successfully or in a cost-effective manner”; and

•	“Even if we receive regulatory approval to market our ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.”
  Comparison of Three Months Ended March 31, 2007 and March 31, 2006
     The following comparisons are for the three months ended March 31, 2007 and March 31, 2006. References to the 2007 period refer to the three months ended March 31, 2007 and references to the 2006 period refer to the three months ended March 31, 2006. All dollar amounts are in thousands unless noted otherwise.
  Contract Services, Grant and Other Revenue

	Three Months
	Ended March 31,
	2006	2007
Contract services, grant and other revenue	$225	$322
Percent increase (decrease) from previous period	N/A	43%

     The change in contract services, grant and other revenue for the 2007 period compared to the 2006 period was a result of:
•	Increased contract services revenue for research work we performed for third parties; and

•	Increased revenue earned under research grants from U. S. government agencies;
     which were offset by:
•	Decreased contract manufacturing process development and product production services revenue as a result of the completion of certain such work previously in process that was not replaced with additional such work.
  Research and Development Expense

	Three Months
	Ended March 31,
	2006	2007
Pre-clinical stage programs expense	$482	$353
Clinical stage programs expense	3,724	1,991
General research and development expense	840	831

Total research and development expense	$5,046	$3,175

Percent increase (decrease) in total from previous period	N/A	(37)%
     Research and development expense included share-based compensation expense of $305,000 for the 2007 period and $217,000 for the 2006 period.
     The change in research and development expense in the 2007 period compared to the 2006 period was a result of:
•	Decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in the 2006 period;

•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2007 period;

•	Reaching an agreement with a third party that we will not have to pay certain of their invoices that were previously included in our accounts payable; and

•	The expiration of the requirement to purchase additional shares of VirRx, discussed in Note 6 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007, under “License and Research Agreements — VirRx, Inc.”
  General and Administrative Expense

	Three Months
	Ended March 31,
	2006	2007
General and administrative expense	$3,796	$3,267
Percent increase (decrease) from previous period	N/A	(14)%
     General and administrative expense included share-based compensation expense of $950,000 for the 2007 period and $2.0 million for the 2006 period. The change in general and administrative expense was primarily due to this decrease in share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense” partially offset by increased legal fees incurred with respect to certain matters arising during the normal course of our business.
  Share-Based Compensation Expense

	Three Months
	Ended March 31,
	2006	2007
Share-based compensation expense	$2,238	$1,255
Percent increase (decrease) from previous period	N/A	(44)%
     The change in share-based compensation expense in the 2007 period compared to the 2006 period was a result of a grant in the 2006 period to our CEO of a fully vested option to purchase 250,000 shares of common stock for which there was no similar grant in the 2007 period.
  Interest Income

	Three Months
	Ended March 31,
	2006	2007
Interest income	$299	$442
Percent increase (decrease) from previous period	N/A	48%
     The change in interest income in the 2007 period compared to the 2006 period was a result of a higher overall average balance of cash, cash equivalents and short-term investments in the 2007 period compared to the 2006 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 as further discussed in the “Financial Overview” section above.
  Interest Expense

	Three Months
	Ended March 31,
	2006	2007
Interest expense	$156	$179
Percent increase (decrease) from previous period	N/A	15%
     Interest expense increased for the 2007 period compared to the 2006 period due to:
•	Additional borrowings subsequent to the 2006 period to finance equipment acquisitions and higher interest rates on those additional borrowings; and
•	A higher interest rate on our mortgage note payable in the 2007 period compared to the 2006 period as a result of an adjustment to that interest rate subsequent to the 2006 period in connection with the exercise of our option to extend the term of that note payable.
  Other Income

	Three Months
	Ended March 31,
	2006	2007
Other income	$255	$254
Percent increase (decrease) from previous period	N/A	0%
     Other income was substantially unchanged for the 2007 and 2006 periods, which is consistent with the nature of our activities that generate other income. This income is earned primarily from our sublease of space to M.D. Anderson Cancer Center and other miscellaneous activities.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2007 period refer to the three months ended March 31, 2007 and references to the 2006 period refer to the three months ended March 31, 2006. All dollar amounts are in thousands unless noted otherwise.
     We have incurred annual operating losses since our inception. At March 31, 2007, we had an accumulated deficit of $177.9 million.
     From inception through March 31, 2007, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash:
•	$69.1 million of equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC;

•	$49.7 million of collaborative research and development payments from Aventis;

•	$39.4 million of private equity sales to Aventis;

•	$32.2 million from our initial public offering in October 2000;

•	$29.5 million of private equity sales to various other parties;

•	$23.4 million from contract services, grants, interest and other income;

•	$19.6 million of equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials; and

•	$6.2 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.
     At March 31, 2007, we had cash, cash equivalents and short-term investments of $34.2 million, compared to $41.3 million at December 31, 2006. Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months.
     Cash and cash equivalents, exclusive of short-term investments, were $5.0 million at March 31, 2007 and $25.6 million at December 31, 2006. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts consisted of the following amounts:

2007
Used in operating activities	$5,439
Used by investing activities	$13,436
Used by financing activities	$1,743
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
     The majority of our expenditures for the foreseeable future will most likely be for our activities as they relate to ADVEXIN therapy. These activities may increase the rate at which we use cash in the future as compared to the cash we used for operating activities during the 2006 period. We believe our existing working capital can fund our operations for the next 18 to 21 months. We may have to make adjustments to the scope of our operations to achieve that objective. Unforeseen events could shorten that time period.
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
  Net Cash Used in Operating Activities

	Three Months
	Ended March 31,
	2006	2007
Net cash used in operating activities	$5,610	$5,439
     The net cash we used in our operating activities relates to the following items:
•	Net loss — The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	Three Months
	Ended March 31,
	2006	2007
Net loss	$(8,219)	$(5,617)
Less expenses not requiring the use of cash:
Non-controlling interest in income of consolidated subsidiary	—	14
Depreciation	358	279
Share-based compensation	2,238	1,255
Amortization of grant rights acquired	133	—

Portion of net loss for which we use cash	$(5,490)	$(4,069)

Percent decrease from previous period	N/A	(26)%

     See “Comparison of Three Months Ended March 31, 2007 and March 31, 2006” above for a discussion of the changes in the components of our net loss.
•	Accounts payable and accrued liabilities — Changes in these accounts arise primarily from variations in the timing of payments to vendors and employees that arise in the ordinary course of business. This timing is a function of:
•	Variations in our general business activities;

•	The nature of vendors to whom we have obligations;

•	The nature of payment terms we receive from vendors;

•	The timing of when we elect to make payments to vendors based on our available cash balances and cash flow needs; and

•	The timing of our regularly scheduled paydays for our employees relative to the end of our accounting periods.
     The changes in our accounts payable and accrued liabilities for the 2007 and 2006 periods related to one or more of the above items, with no single component of those aggregate changes being material to our business as a whole. In addition to the above items, we experienced a larger decrease in these amounts in the 2007 period compared to the 2006 period due to reaching an agreement with a third party that we will not have to pay certain of their invoices that were previously included in our accounts payable.
•	Deferred revenue and other — These accounts relate to:
•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increase our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue;

•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized are recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis; and

•	The long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006.

The change in deferred revenue and other in the 2007 period compared to the 2006 period was due to:

•	The monthly rent payments we received under a sublease of a portion of our facilities to M. D. Anderson Cancer Center being less than the monthly revenue we recognized on a straight-line basis for all of the 2007 period whereas, that situation existed for only a portion of the 2006 period due to a scheduled decrease in those rent payments becoming effective during the 2006 period; and

•	A decrease in other liabilities related to the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006 as a result of us making scheduled payments of those fees.
•	Other assets — Other assets increased during the 2007 period and decreased in the 2006 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in prepaid assets during the 2007 and 2006 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business as a whole.
     Depreciation is an expense in our net loss that does not use cash. This expense decreased in the 2007 period compared to the 2006 period due to the absence of significant property and equipment acquisitions during the 2007 and 2006 periods and our use of declining balance depreciation methods that result in decreasing depreciation charges over the life of an asset.
     Share-based compensation is an expense in our net loss that does not use cash. See “Share-Based Compensation Expense” above for a discussion of the changes in this expense between periods.
     Amortization of grant rights acquired is an expense in our net loss that does not use cash. These grant rights resulted from our acquisition of Magnum in October 2004. This expense decreased in the 2007 period compared to the 2006 period due to the completion in 2006 of activities under the grant from the NIH that we acquired in connection with our acquisition of Magnum.

  Net Cash Used In Investing Activities

	Three Months
	Ended March 31,
	2006	2007
Net cash used in investing activities	$15,845	$13,436
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	A lower level of net activity in purchases of short-term investments in the 2007 period compared to the 2006 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock;
     with those activities offset by:
•	A lower amount of equipment purchases to support our business being necessary in the 2007 period compared to the 2006 period since our facilities were outfitted in previous periods with the equipment necessary to conduct our current level of operations.
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
  Net Cash Used by Financing Activities

	Three Months
	Ended March 31,
	2006	2007
Cash used in financing activities	$98	$1,743
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	The payment during the 2007 period of approximately $1.6 million of fees payable to a placement agent that we accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006;

•	An increase in principal payments under notes payable in the 2007 period compared to the 2006 period due to additional borrowings during and subsequent to the 2006 period to finance equipment purchased during that period; and

•	A decrease in proceeds from borrowings to finance equipment purchased in the 2007 period compared to the 2006 period;
which was offset by an increase in proceeds from exercise of options for common stock in the 2007 period compared to the 2006 period, which is activity that can vary based upon the actions of the individuals holding such options.
  Debt Service, Lease and Other Contractual Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for April 1, 2007 through December 31, 2007	$1,094
Total debt service payments due during the year ending December 31:
2008	1,028
2009	824
2010	735
2011	735
Thereafter	9,662

Total debt service payments	14,078
Less portion representing interest	(5,982)

Total principal balance at March 31, 2007	$8,096

Principal balance presented on the March 31, 2007 balance sheet as liabilities in these categories:
Current portion of notes payable	$791
Notes payable, net of current portion	7,305

Total principal balance at March 31, 2007	$8,096

     We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:
•	A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation;

•	A lease for a building housing our second production facility with annual rent payments of $97,000 through January 2009 and

•	A lease for our corporate office space with annual rent payments of $230,000 through July 2009.
     The latter two leases are subject to adjustment annually for changes in operating expenses.
     For operating leases, no liability related to them is reflected on our balance sheet in accordance with generally accepted accounting principles. Payments under these operating leases will continue until the expiration of the initial term of each lease. Future minimum annual rental payments due under these leases and all other operating leases are as follows (in thousands):

April 1, 2007 through December 31, 2007	$380
Year ending December 31,
2008	492
2009	302
2010	156
2011	156
Thereafter	2,303

Total minimum lease payments under operating leases	$3,789

     In the normal course of business, we may enter into various long-term agreements with vendors to provide services to us. Some of these agreements may require up-front payment prior to services being rendered. Some may require periodic monthly payments and some may provide for the vendor to bill us for their services as they are rendered. In substantially all cases, we may cancel these agreements at any time with minimal or no penalty and pay the vendor only for services actually rendered. Regardless of the timing of the payments under these agreements, we record the expense incurred in the periods in which the services are rendered.
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
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic and Cardiovascular Surgery and Director of the W. M. Keck Center for Cancer Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $205,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of March 31, 2007, we would have been obligated to make final payments totaling $205,000. Dr. Roth is one of our stockholders.
     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated to make future payments of fees to the placement agent totaling $601,000. These fees are payable in monthly installments of approximately $25,000 through December 2008.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center, a component institution of The University of Texas System, which is one of our shareholders. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $23,000 per month during the non-cancelable term of this lease, which expires in 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at March 31, 2007 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
     Our market risk profile has not changed significantly from that described in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.
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
     We have performed sensitivity analyses as of March 31, 2007 and December 31, 2006 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at March 31, 2007 and December 31, 2006. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of March 31, 2007 would decrease our interest income by approximately $341,000 per year and approximately $85,250 per quarter, compared to a decrease in our interest income of approximately $413,500 per year and approximately $103,375 per quarter as of December 31, 2006.
     At March 31, 2007, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.

Equity Price Risk and Foreign Currency Exchange Rate Risk
     From time to time, we may invest in marketable securities of public companies, typically in the form of equity instruments, for business and strategic purposes. We own British Pound-denominated shares in Silence Therapeutics (formerly SR Pharma), a publicly traded company listed on the Alternative Investment Market of the LSE. These marketable securities are classified as available-for-sale. Unrealized gains and losses in these marketable securities and the related foreign currency gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. We are exposed to market risk for changes in equity prices and foreign currency exchange rates as a result of our investments in marketable securities.
     These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which Silence Therapeutics participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. We have performed sensitivity analyses as of March 31, 2007 and December 31, 2006 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% decline in the stock price of our marketable securities, a hypothetical 10% decline in foreign currency exchange rates relative to the U.S. dollar and a simultaneous hypothetical 10% decline in the stock price of our marketable securities and in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our public company marketable securities. The foreign currency exchange rates we used were based on market rates in effect at March 31, 2007 and December 31, 2006. The sensitivity analyses indicated that:
•	A hypothetical 10% decrease in the stock price of our marketable securities as of March 31, 2007 would decrease the value of those marketable securities by approximately $1.1 million, compared to a decrease in the fair value of those marketable securities of approximately $696,000 as of December 31, 2006;

•	A hypothetical 10% decrease in the value of the British Pound as of March 31, 2007 would decrease the fair value of our marketable securities by approximately $1.1 million, compared to a decrease in the fair value of our marketable securities of approximately $696,000 as of December 31, 2006; and

•	A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of March 31, 2007, would decrease the fair value of our marketable securities by approximately $2.1 million, compared to a decrease in the fair value of our marketable securities of approximately $1.3 million as of December 31, 2006.
     Our purchase price for these Silence Therapeutics marketable securities was approximately $3.0 million. The quoted value of these marketable securities was approximately $11.0 million at March 31, 2007 and $6.9 million at December 31, 2006.
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
     Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize ADVEXIN therapy in various markets for multiple indications, which depends in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for ADVEXIN therapy and other drug candidates. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize in the United States ADVEXIN therapy for the treatment of recurrent head and neck cancer. We cannot assure you we will receive approval for ADVEXIN therapy for the treatment of recurrent head and neck cancer or other types of cancer or indications in the United States or in other countries or if approved that we will achieve significant level of sales. If we are unable to do so, our business will be harmed.
If we fail to comply with FDA or foreign regulatory authority requirements or encounter delays or difficulties in clinical trials for our product candidates we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all.
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
     Despite the FDA’s designation of ADVEXIN therapy as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our BLA for ADVEXIN therapy, or other delays in the FDA’s review process. Similarly, although we have an agreement with the EMEA to file for marketing approval for ADVEXIN therapy under the EMEA’s Exceptional Circumstances provisions, we may encounter delays in the regulatory approval process due to additional information requirements from the EMEA, unintentional omissions in our Marketing Authorization Application filed with the EMEA, or other delays in the EMEA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA or EMEA policy during the period of product development, clinical trials and FDA and EMEA regulatory review.
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
     We have generated operating losses since we began operations in June 1993. As of March 31, 2007, we had an accumulated deficit of approximately $177.9 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
If we do not continue to receive grant funding from federal agencies and others we may be unable to continue our research and development programs for certain of our product candidates at current levels or in the manner we have planned for the future.
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
If we are not able to create effective collaborative marketing relationships we may be unable to market our products successfully or in a cost-effective manner.
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
Patient enrollment may be slow and patients may discontinue their participation in clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our and our collaborators’ development programs for our product candidates.
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
     We are subject to the risk that patients enrolled in our and our collaborators’ clinical studies for our product candidates may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of our product candidates.
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
If we fail to adequately protect our intellectual property rights our competitors may be able to take advantage of our research and development efforts to develop competing drugs.
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
     Through our exclusive license from The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued to us United States patents for our adenovirus production technology and our purified adenoviral compositions. We also control, through licensing arrangements, United States patents for combination therapy involving the p53 tumor suppressor and conventional chemotherapy or radiation, the use of adenoviral p53 in cancer therapy, adenoviral p53 as a product, the core DNA of adenoviral p53, pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as patents covering our mda-7 technology. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party is attempting to provoke an interference with one of our patents directed to adenoviral p53 therapy. We do not presently know the identity of this party and cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.
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

We may be subject to litigation and infringement claims that may be costly, divert management’s attention and materially harm our business.
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
     Our profitability will depend on the market’s acceptance of ADVEXIN therapy, INGN 241, INGN 225 and our other product candidates, if approved. The commercial success of our product candidates will depend on whether:
•	they are more effective than alternative treatments;

•	their side effects are acceptable to patients and doctors;

•	insurers and other third-party healthcare payers will provide adequate reimbursement for them;

•	we produce and sell them at a profit; and

•	we market ADVEXIN therapy, INGN 241, INGN 225 and our other product candidates effectively.
We must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.
     ADVEXIN therapy, our lead product candidate, will, if approved, initially be targeted for the treatment of recurrent head and neck cancer, a disease with an annual incidence of approximately 40,000 patients in the United States. As a result, our per-patient prices must be sufficiently high in order to recover our development costs and achieve profitability. Until additional disease targets with larger potential markets are approved, we believe we will need to market worldwide to achieve significant market penetration. If we are unable to obtain sufficient market share for our drug products at a high enough price, or obtain expanded approvals for larger markets, we may not achieve profitability or be able to independently continue our product development efforts.
If we are unable to manufacture our products in sufficient quantities or obtain regulatory approvals for our manufacturing facilities, or if our manufacturing process is found to infringe a valid patented process or processes of another company, then we may be unable to meet demand for our products and lose potential revenue.
     To complete our clinical trials and commercialize our product candidates, if approved, we will need access to, or will need to develop, facilities to manufacture a sufficient supply of our product candidates. We have used manufacturing facilities we constructed in Houston, Texas to manufacture ADVEXIN therapy, INGN 241 and other product candidates for currently planned clinical trials. We anticipate our facilities are suitable for the initial commercial launch of ADVEXIN therapy. We have no experience manufacturing ADVEXIN therapy, INGN 241 or any other product candidates in the volumes necessary to support commercial sales. If we are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third-party manufacturers to produce our products for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacturing if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms. There are a limited number of contract manufacturers who currently have the capability to produce ADVEXIN therapy, INGN 241 and our other product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.
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
     Our current manufacturing facilities have not yet been subject to a Pre-Approval Inspection by the FDA or foreign regulatory authorities. Failure to pass Pre-Approval Inspections may significantly delay approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA and foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facilities to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy, INGN 241 or any other product candidates would be significantly hampered, and our pre-clinical testing, clinical trials and commercialization efforts would be delayed.
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
     We rely on third-party suppliers for most of the equipment, materials and supplies used in the manufacturing of ADVEXIN therapy, INGN 241 and our other product candidates. Some items critical to the manufacturing of these product candidates are available from a limited number of suppliers or vendors. We do not have supply agreements with these key suppliers. To mitigate the related supply risk, we maintain inventories of these items. Any significant problem experienced by one or more of these limited number of suppliers could result in a delay or interruption in the supply of materials to us until the supplier cures the problem or until we locate an alternative source of supply. Such problems would likely lead to a delay or interruption in our manufacturing operations or could require a significant modification to our manufacturing process, which could impair our ability to manufacture our product candidates in a timely manner and negatively affect our operations.
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

We use hazardous materials in our business. Any claims relating to improper handling, storage, use or disposal of these materials could significantly harm our business.
     Our business involves the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. In addition, in the event of the improper or unauthorized release of, or the exposure of individuals to, hazardous materials, we could be subject to civil liability due to personal injury or property damage caused by the release or exposure. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could significantly harm our business.
Our stock price may fluctuate substantially.
     The market price for our common stock may be affected by a number of factors, including:
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
     For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.
Any acquisition we might make may be costly and difficult to integrate, divert management resources or dilute stockholder value.
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
Due to the potential value of our strategic investments we could be determined to be an investment company, and if such a determination were made we would become subject to significant regulation that would adversely affect our business.
     We may be deemed to be an investment company under the Investment Company Act of 1940 (Investment Company Act) if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. At March 31, 2007, the value of our investment securities exceeded 40% of the value of our total assets, due primarily to an increase in the value of our non-controlling position in Silence Therapeutics (formerly SR Pharma). Our Board of Directors elected to take advantage of the Rule 3a-2 exemption for “transient” investment companies as of December 31, 2006, which allows us to avoid being deemed an investment company for up to one year as long as we have a bona fide intent to be engaged primarily, as soon as is reasonably possible, in a business other than that of investing, reinvesting, holding or trading in securities. In connection with such election, our Board of Directors directed management to take appropriate actions to regain compliance with the prima facie provisions of the Investment Company Act, including, among other things, liquidating certain investment securities. Accordingly, among other things, we intend over time to reduce the level of our investment securities by periodic sales or other dispositions of such investment securities. These dispositions may be effected under unfavorable market conditions. The lower rates of return realized after the reinvestment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the three months ended March 31, 2007. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.
Our corporate governance structure, including provisions in our certificate of incorporation and by-laws, and Delaware law, may prevent a change in control or management that stockholders may consider desirable.
     Section 203 of the Delaware General Corporation Law and our certificate of incorporation and by-laws contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include the inability of stockholders to act by written consent or to call special meetings, the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval and the fact that our board of directors is divided into three classes serving staggered three-year terms.
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
     In October 2004, we acquired all of the outstanding capital stock of Magnum, a company owned at the time of this acquisition by one of our executive officers. We paid approximately $1.75 million for the Magnum stock by issuing approximately 252,000 shares of our common stock valued at approximately $1.48 million at the acquisition date and assuming liabilities of approximately $272,000. With respect to the common stock we issued for the acquisition, 50% of the shares were held by an independent escrow agent for a period of approximately one year subsequent to the acquisition date to satisfy the indemnification obligations of the selling shareholder under terms of the purchase agreement. Such shares have since been released from escrow. Magnum’s primary asset is the funding it receives under a research grant from the NIH, which supplements our ongoing research and development programs. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
     We have relationships with Jack A. Roth, M.D., and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see our “Notes to Consolidated Financial Statements” beginning on page F-7 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.
     During the three months ended March 31, 2007, we became an owner of 49% of the outstanding stock of Introgen Research Institute (“IRI”). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number		Description of Document

10.62†	—	Cooperative Research and Development Agreement dated March 22, 2007 between Introgen and The U.S. Department of Health and Human Services, as represented by the National Cancer Institute

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.

May 4, 2007	By:	/s/ James W. Albrecht, Jr.

James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.62†	—	Cooperative Research and Development Agreement dated March 22, 2007 between Introgen and The U.S. Department of Health and Human Services, as represented by the National Cancer Institute

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this exhibit.