Form 10-Q
period 2007-06-30
INTROGEN THERAPEUTICS INC
filed 2007-08-09
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 8, 2007 the registrant had 43,845,438 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,578	$8,471
Short-term investments	15,767	19,399

Total cash, cash equivalents and short-term investments	41,345	27,870
Marketable securities	6,957	19,692
Prepaid expense and other current assets	397	376

Total current assets	48,699	47,938
Property and equipment, net of accumulated depreciation of $13,976 and $14,521	5,172	4,654
Other assets	290	279

Total assets	$54,161	$52,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,384	$1,601
Accrued liabilities and other	4,817	3,004
Deferred revenue and other	624	624
Current portion of notes payable	917	669

Total current liabilities	8,742	5,898
Notes payable, net of current portion	7,448	7,234
Deferred revenue and other, long-term	923	501

Total liabilities	17,113	13,633

Non-controlling and minority interests in consolidated subsidiaries	—	—
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2006 and 2007, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 43,591 in 2006 and 43,845 in 2007	44	44
Additional paid-in capital	205,350	208,185
Accumulated deficit	(172,260)	(185,626)
Accumulated other comprehensive gain	3,914	16,635

Total stockholders’ equity	37,048	39,238

Total liabilities and stockholders’ equity	$54,161	$52,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Contract services, grant and other revenue	$98	$82	$323	$404
Operating costs and expense:
Research and development, including share-based compensation of $253 and $314 for the three months ended June 30, 2006 and 2007 and $470 and $619 for the six months ended June 30, 2006 and 2007	4,896	4,763	9,942	7,938
General and administrative, including share-based compensation of $1,307 and $1,190 for the three months ended June 30, 2006 and 2007 and $3,328 and $2,140 for the six months ended June 30, 2006 and 2007	3,273	3,533	7,069	6,800

Total operating costs and expense	8,169	8,296	17,011	14,738

Loss from operations	(8,071)	(8,214)	(16,688)	(14,334)
Interest income	267	373	566	815
Interest expense	(175)	(166)	(331)	(345)
Other income	288	244	543	498

Loss before non-controlling and minority interests in consolidated subsidiaries	(7,691)	(7,763)	(15,910)	(13,366)
Non-controlling and minority interests in consolidated subsidiaries	—	14	—	—

Net loss	$(7,691)	$(7,749)	$(15,910)	$(13,366)

Net loss per share, basic and diluted	$(0.21)	$(0.18)	$(0.43)	$(0.31)

Shares used in computing basic and diluted net loss per share	37,214	43,801	37,197	43,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(15,910)	$(13,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling and minority interests in consolidated subsidiaries	—	—
Depreciation	719	545
Share-based compensation	3,769	2,759
Amortization of grant rights acquired	133	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(27)	33
Increase (decrease) in accounts payable	280	(783)
Increase (decrease) in accrued liabilities	(366)	(311)
Increase (decrease) in deferred revenue and other	(114)	(422)

Net cash used in operating activities	(11,516)	(11,545)

Cash flows from investing activities:
Purchases of property and equipment	(85)	(27)
Purchases of short-term investments	(22,198)	(19,334)
Maturities of short-term investments	14,790	15,702

Net cash used in investing activities	(7,493)	(3,659)

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	—	(1,571)
Proceeds from exercise of options for common stock	29	145
Proceeds from notes payable	346	94
Principal payments under notes payable	(434)	(557)

Net cash used in financing activities	(59)	(1,889)

Effect of exchange rate changes on cash	14	(14)

Net decrease in cash	(19,054)	(17,107)
Cash and cash equivalents, beginning of period	28,090	25,578

Cash and cash equivalents, end of period	$9,036	$8,471

Supplemental disclosure of cash flow information:
Cash paid for interest	$309	$330

Cash paid for taxes for the issuance of common stock in connection with the grant of common stock	$28	$—

Supplemental disclosure of non-cash investing and financing activities:
Grant rights acquired in asset acquisition	$30	$—

Non-cash unrealized gain (loss) on marketable securities	$(991)	$12,735

Issuance of common stock in connection with the grant of stock	$251	$210

Construction allowance for leasehold improvements	$194	$—

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
2. Basis of Presentation and Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.
     These financial statements include the accounts of Introgen Therapeutics, Inc. and its consolidated subsidiaries (collectively referred to as “Introgen”.) We account for Introgen Therapeutic Inc.’s investment in subsidiaries in accordance with the relevant provisions of generally accepted accounting principles, specifically FIN 46(R), Consolidation of Variable Interest Entities (as amended). Accordingly, the subsidiaries’ accounts are included in these consolidated financial statements. We record a non-controlling or minority interest for the portion of those subsidiaries we do not own to the extent such minority interest constitutes a liability in our financial statements. If those subsidiaries have an accumulated net loss, the minority interest is zero. See footnote 3 regarding new subsidiaries.
     See footnote 5 regarding our adoption of and accounting policies related to Statement of Financial Accounting Standard (“SFAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109” (“FIN 48”),
3. Consolidated Subsidiaries
     During the six months ended June 30, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. For the three and six months ended June 30, 2007, we recorded grant income of $213,000, all of which is related to grants held by IRI. We have contractual relationships with IRI under which we may perform research and development services for them in the future.

     During the six months ended June 30, 2007, we established Introgen Global Limited (“IGL”), Gendux Pharmaceuticals Limited (“GPL”) and Gendux Molecular Limited (“GML”) to develop and commercialize targeted molecular medicines in European markets. We anticipate Introgen will license certain of its technologies to one or more of these entities in connection with those activities.
     Introgen owns 100% of IGL. Introgen owns 85% of GPL in the form of preferred stock convertible by Introgen into common stock at any time. The other 15% of GPL is owned by certain of our directors, officers, employees and key medical consultants in the form of 150,000 shares of restricted common stock granted to them as approved by our Board of Directors. GPL owns 100% of GML.
     The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under a four year vesting schedule that is contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
4. Accumulated Other Comprehensive Income or Loss
     Accumulated other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Accumulated other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net loss	$(7,691)	$(7,749)	$(15,910)	$(13,366)
Foreign currency translation adjustments	14	(10)	14	(14)
Unrealized gain (loss) on marketable securities	(863)	8,688	(991)	12,735

Total comprehensive income (loss)	$(8,540)	$929	$(16,887)	$(645)

5. Accounting for Uncertainty in Income Taxes
     We adopted FIN 48 as of January 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:
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

     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and June 30, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We anticipate no significant increase or decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, we have no accrued interest and penalties.
6. Share-Based Compensation
     The Company issued 98,323 and zero shares of common stock related to exercises of stock options granted from its stock option plans for the three months ended June 30, 2007 and 2006, respectively. The Company issued 206,723 and 44,825 shares of common stock related to exercises of stock options granted from its stock option plans for the six months ended June 30, 2007 and 2006, respectively.
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
•	Our expectations regarding various regulatory applications, procedures and approvals relating to our product candidates, including but not limited to our expectations regarding the timing of such applications, procedures and approvals;

•	The growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	Future increases in our research and development, sales and marketing and general and administrative expenses;

•	The sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	Better efficacy of our product candidates through the use of “biomarkers”;

•	Application of our research and development expertise to other diseases that result from cellular dysfunction and uncontrolled cell growth; and

•	Access to additional working capital.
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

The Introgen Strategy
     Our objective is to be a leader in the development of targeted molecular tumor suppressor therapies and other products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:
•	Develop and Commercialize ADVEXIN Therapy, INGN 241, INGN 225 and INGN 401 for Multiple Cancer Indications. We plan to continue our development programs to commercialize our ADVEXIN therapy, using the p53 tumor suppressor, our INGN 241 product, using the mda-7 tumor suppressor, also known as interleukin 24 (IL-24), our INGN 225 product, using the p53 gene as a highly specific cancer immunotherapy, and our INGN 401 systemic nanoparticle therapy, using the FUS1 tumor suppressor, in multiple cancer indications.

•	Develop Our Portfolio of Targeted Molecular Therapies and Other Drug Products. Utilizing our research, clinical, regulatory and manufacturing expertise, we are evaluating development of additional molecular therapies for various cancers, including:
•	INGN 234, an oral rinse or mouthwash formulation containing the p53 tumor suppressor;

•	INGN 402 and 403, using nanoparticle formulations for systemic delivery of the p53 and mda-7 tumor suppressors; and

•	INGN 007, a replication-competent viral therapy.
•	Develop a Nanoparticle Systemic Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations. We also have in-licensed technologies for nanoparticle delivery of DNA, siRNA, proteins, peptides and polypeptides.

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents.

•	Establish Targeted Sales and Marketing Capabilities. The oncology market can be effectively addressed by a small, focused sales force because it is characterized by a concentration of specialists in relatively few major cancer centers. We believe we can address this market by a combination of building a direct sales force as part of the ADVEXIN therapy commercialization process and pursuing marketing and distribution agreements with corporate partners for ADVEXIN therapy as well as additional products.

•	Expand Our Market Focus to Non-Cancer Indications. We plan to leverage our scientific, research and process competencies in molecular therapy and vector development to pursue targeted molecular therapies for a variety of other diseases and conditions. We believe these therapies could hold promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.
     We have an established process for evaluating new drug candidates and advancing them from pre-clinical to clinical development. We have identified and licensed multiple technologies, which we intend to combine with our adenoviral and non-viral vector systems and which we believe are attractive development targets for the treatment of various cancers. We intend to evaluate additional opportunities to in-license or acquire new technologies.
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
     ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the U.S. Food and Drug Administration (FDA). In September 2006, the European Medicines Agency (EMEA) Committee for Orphan Medicinal Products has granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome. This designation has been ratified by the European Commission. Li-Fraumeni Syndrome is an inherited cancer characterized by inherited mutations in the p53 tumor suppressor gene. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a ten-year period of marketing exclusivity from the date of marketing authorization by the European Commission.
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
     We conducted a series of meetings with the FDA to develop and implement the filing strategy for the BLA for ADVEXIN therapy, which is the application for approval to market and sell ADVEXIN therapy in the United States. As a result of these meetings, we are developing and pursuing an initial rolling BLA filing strategy based on data from our Phase 2 and Phase 3 clinical trials of ADVEXIN therapy for treatment of recurrent head and neck cancer. The FDA has concurred that preliminary evaluation of this data suggests a level of efficacy consistent with the standard for the initiation of a rolling BLA (a submission process also known as Submission Of a Partial Application or SOPA). The FDA has also concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has also concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. In conjunction with the new data, the new analyses, and other newly employed biological techniques, we hope to more specifically target recurrent head and neck cancer in patients using indicators known as “biomarkers”, as discussed further below under “ADVEXIN Therapy as a Targeted Molecular Therapy.” We believe this approach will improve efficacy by identifying the patients most likely to benefit from Advexin therapy.
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
     We have initiated the efficacy analysis of our ADVEXIN Phase 3 study. This analysis will involve comparing ADVEXIN therapy to methotrexate for the treatment of recurrent head and neck cancer. The prospective efficacy assessment of the randomized, controlled clinical trial is based upon analysis of biomarkers and clinical outcomes. The efficacy evaluation of the Phase 3 study will incorporate the biomarker analyses identified in Phase 2 clinical trials of ADVEXIN therapy of recurrent head and neck cancer. The Phase 3 Statistical Analysis Plan was finalized with input from the FDA. Introgen has followed advice from the FDA to accelerate its Phase 3 safety analysis and to perform an efficacy analysis for this study. An independent Data Safety Monitory Board review in 2006 noted no safety issues with the Phase 3 study. In the second quarter of 2007, Introgen completed the submission of its Phase 2 data to the FDA. These data contained information on response rate, survival and biomarker findings associated with the use of Advexin in recurrent head and neck cancer.
     During 2007, we plan to complete the efficacy analyses of one or both of our two ongoing Phase 3 clinical trials for recurrent head and neck cancer, submit Phase 3 clinical data to the FDA and EMEA in support of our ADVEXIN registration program and complete filings with the EMEA in support of an Exceptional Circumstance Approval Application for Li-Fraumeni Syndrome cancers that are due to inherited abnormalities in the p53 tumor suppressor gene or p53 pathway that are the molecular targets of ADVEXIN therapy. We have noted a positive correlation between ADVEXIN therapy clinical activity and abnormal p53 protein levels in multiple patients with different types of cancer. We are continuing to analyze patient tissue samples, protein expression and other biomarker data obtained from previously conducted clinical trials investigating the use of ADVEXIN therapy in various solid cancers. We plan to include relevant data from this research in our submissions to regulatory agencies.
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
     The predictive biomarkers define target populations of patients with higher tumor response rates and increased survival following treatment with ADVEXIN therapy. In an analysis of 112 patients in the Phase 2 trial of recurrent head and neck cancer treated with the ADVEXIN therapy dose proposed for regulatory approval, the percentages of patients with tumor responses defined by reductions in bi-dimensional tumor area on CT scan of 50 percent, 25 percent, 10 percent or stable disease for more than 2 treatment cycles were 6 percent, 7 percent, 12 percent and 22 percent, respectively. Median survival for these responder populations were 41, 17, 15 and 10 months, respectively. There was a statistically significant increase in median survival for each of the responder populations compared to the 6 month median survival of the non-responders (p less than 0.0016). Spontaneous tumor remissions generally are not observed in recurrent head and neck cancer. The median survival for these ADVEXIN therapy responders compares favorably with the approximate six month survival time typically expected for recurrent head and neck cancer patients who have failed prior therapies.
     The predictive abnormal p53 biomarker was associated with a statistically significant increase in tumor responses to ADVEXIN therapy. A reduction in tumor size was observed in 40 percent of patients with the abnormal p53 biomarker compared to none (zero percent) of the patients with p53 normal tumors. Tumor growth control lasting for a minimum of two treatment cycles was observed in 75 percent of patients with abnormal p53 tumors compared to 27 percent of patients with a normal p53 biomarker. Both the increased reduction in tumor size and tumor growth control associated with the abnormal p53 biomarker were statistically significant (p = 0.02). In addition, the abnormal p53 was a predictive biomarker for increased survival following ADVEXIN treatment. Median survival of patients with abnormal p53 was 11.6 months, compared to 3.5 months for patients with normal p53 (p = 0.0007). These biomarker analyses were conducted with pre-treatment samples from 28 patients on a completely blinded basis by an independent laboratory that was not aware of the clinical results of the study.
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
Other ADVEXIN Therapy Activities
     We performed a Phase 2 clinical trial of ADVEXIN therapy combined with neoadjuvant chemotherapy and surgery in women with locally advanced breast cancer. The results of this study were published in the journal Cancer. Objective clinical responses were seen following the combined therapy in 100% of the patients with a median of 80% reduction in tumor size. Following tumor shrinkage, complete tumor removal by subsequent surgery was achieved in 100% of the patients. At a median follow-up of 37 months (range, 30-41 months), four patients (30%) developed systemic recurrence and two patients died. The estimated breast cancer-specific survival rate at three years was 84%. There was no increase in systemic toxicity. Neoadjuvant treatments are administered prior to surgery and represent a novel and increasingly applied approach to making surgical tumor resections less invasive, improving outcomes and facilitating breast conservation.
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
     We have completed a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 22 patients with solid tumors. This trial indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. Although INGN 241 was administered directly to tumors, evidence of distant biologic activity was observed, suggesting that this therapy may have utility in treating primary tumors as well as metastatic disease. We are conducting later stage clinical trials using INGN 241 in patients with metastatic melanoma. We are conducting a Phase 3 clinical trial using INGN 241 in combination with radiation therapy for solid tumors. We are currently designing a pivotal, clinical trial for INGN 241 combined with bevacizumab.
     Data from our Phase 1/early Phase 2 trial of INGN 241 in patients with solid tumors demonstrate that direct injection of INGN 241 induced programmed cell death in 100% of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.
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
     Our pre-clinical work indicates INGN 241 effectively kills cancer cells that are resistant to cisplatin, one of the most commonly used chemotherapeutic agents. These pre-clinical studies identified a novel defect in a protein degradation pathway in the cisplatin-resistant cells. This defect enhances the activity of INGN 241, suggesting that INGN 241 may have particular utility in treating cancers that do not respond to cisplatin. We have also observed that INGN 241 can restore cisplatin sensitivity to certain cancer cells that have become cisplatin-resistant.
     In pre-clinical studies, we have observed the expression of mda-7 in ovarian cancer cells activates a cell death or apoptotic pathway regulated by the Fas signaling system, a key signaling system in immune regulation, apoptosis and drug resistance. This activation resulted in significant increases in apoptosis and inhibition of cancer cell proliferation that were specific to cancer cells. These effects were not observed in normal ovarian tissue, supporting previous data showing a cancer-selective effect of INGN 241.
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
     We have exclusive licenses from Columbia University and The University of Texas M. D. Anderson Cancer Center to mda-7 tumor suppressor technology for our therapeutic applications. We originally licensed aspects of this technology from Corixa Corporation (“Corixa”), which was subsequently acquired by GlaxoSmithKline, which in turn recently assigned its interest in this license to Columbia University. The technology licensed from M. D. Anderson Cancer Center was developed pursuant to sponsored and collaborative research programs over the past several years. Pre-clinical studies regarding the active component of INGN 241 have included research at The University of Texas M. D. Anderson Cancer Center and Columbia University. We have an exclusive license to a family of patent applications covering methods and compositions of the mda-7 tumor suppressor with several types of currently available therapies, including conventional chemotherapies, vascular endothelial growth factor inhibitors, such as Avastin® (bevacizumab), non- steroidal anti-inflammatory drugs, which include COX-2 inhibitors such as Celebrex®, (celecoxib) and proteasome inhibitors, which can increase therapeutic functionality, such as Velcade® (bortezemib).
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
     The results from the Phase 1/2 trial in patients with extensive-stage small cell lung cancer who were previously treated with chemotherapy indicate that positive immune responses to INGN 225 were observed in 42 percent of evaluable patients. Of those with positive immune responses, 78.6 percent responded to chemotherapy compared with only 33 percent of those without immune responses. The association of INGN 225 immune responses with increased responses to subsequent chemotherapy was statistically significant (p=0.01). The tumor response rate in patients with platinum-resistant disease who received chemotherapy following INGN 225 was 45 percent, which compares very favorably with a historical response rate of typically less than 15 percent in these patients. Patients with this type of lung cancer have a grave prognosis with a median survival of approximately six months. In the 43 patients evaluable for survival following INGN 225 treatment, survival was superior to historical controls and five patients remain progression free from 378 to 894 days following vaccination with INGN 225.
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
INGN 401 (FUS-1)
     INGN 401 uses systemically administered nanoparticles to express the tumor suppressor FUS-1. We exclusively license the FUS-1 technology from M. D. Anderson Cancer Center.
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
     The interim results of this clinical trial were presented by the M. D. Anderson Cancer Center investigators at the 2007 annual meeting of the American Association of Cancer Research. That presentation noted this clinical trial consists of thirteen patients first treated with front line cisplatin combination chemotherapy, which failed to halt their disease. They received INGN 401 as a second line therapy. At the time of publication, the median survival time for the patients in this study is 14.6 months which compares favorably to a seven-month median survival time for patients receiving conventional second line therapy. No significant drug-related toxicity has been observed with respect to INGN 401. The clinical trial continues and no maximum tolerated dose has been established.
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
INGN 007 (oncolytic viral therapy)
     We are developing INGN 007, a replication-competent viral therapy, which is also called an oncolytic virus, in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a molecule that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of the ASCO. We are developing this replication-competent viral therapy through our strategic collaboration with VirRx. We have completed our Investigation New Drug application for INGN 007 in solid tumors.

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
     Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero during the three months ended June 30, 2007 and June 30, 2006, respectively, and zero and $150,000 during the six months ended June 30, 2007 and June 30, 2006, respectively. We are not obligated to make any additional such purchases at this time. We recorded these purchases as research and development expense.
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
Silence Therapeutics plc
     We own approximately 6.6% of the issued share capital of Silence Therapeutics plc (formerly SR Pharma plc). We purchased these shares for approximately $3.0 million in July 2005. The shares we own had a quoted market value of $19.7 million at June 30, 2007 and $18.0 million at August 3, 2007. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products.
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
     We have exclusive license agreements with The Board of Regents of the University of Texas System and M. D. Anderson Cancer Center covering many of the core technologies and products we are developing, including technology used for ADVEXIN therapy and other product candidate programs. These license agreements generally terminate on the date of expiration of the last to expire patents covered by these agreements (or earlier if no patent rights are applicable), and are terminable upon either party’s breach, upon notice on a patent by patent basis or should we become insolvent.
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
National Cancer Institute
     We have two cooperative research and development agreements, or CRADA, with the NCI. Under our most recent CRADA, the NCI will conduct a Phase 2 clinical study to treat cancer patients with genetically engineered therapies targeted to abnormal p53. This clinical study will combine our p53 formulations with a novel p53 targeted treatment developed by investigators at the NCI. This agreement continues until March 2012 and is terminable earlier upon the mutual consent of the parties. We will pay the NCI approximately $19,000 per quarter through March 2009 to support their technical, statistical and administrative activities under this CRADA.
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
Research and License Agreement for mda-7 Tumor Suppressor Programs
     We have exclusive licenses from Columbia University and The University of Texas M. D. Anderson Cancer Center to mda-7 tumor suppressor related technology for our therapeutic applications. We originally licensed aspects of this technology from Corixa, which was subsequently acquired by GlaxoSmithKline, which in turn recently assigned its interest in this license to Columbia University. The technology licensed from M. D. Anderson Cancer Center was developed pursuant to sponsored and collaborative research programs over the past several years. The agreement is effective until the last to expire of the subject patents. It is terminable upon the breach or insolvency of either party. Under the original sublicense agreement, now controlled by Columbia, we paid Corixa an initial license fee and have agreed to make additional payments upon the achievement of development milestones, as well as royalty payments on product sales. We also made research payments to Corixa in connection with research it performed involving the mda-7 tumor suppressor.
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
Patents and Intellectual Property
Our Portfolio
     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure continued strong technology development and technology transfer from companies and research institutions with whom we work. We have entered into a number of exclusive license agreements or options with companies and institutions, including M. D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Aventis Pharmaceutical Products, Inc. (Aventis), which is now Sanofi-Aventis, Columbia University, VirRx and LXR, with the LXR rights being subsequently sold to Tanox. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.
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
Adenoviral p53 Compositions and Therapies
     In developing our patent portfolio, we have focused our efforts in part on seeking protection for our potential products and how they will be used in the clinical trials. Arising out of our independent development programs and work with M. D. Anderson Cancer Center, we currently have an exclusive license to a number of United States and corresponding international patents and patent applications directed to adenoviruses that contain p53, referred to as adenoviral p53, adenoviral p53 DNA, adenoviral p53 pharmaceutical compositions, the production of adenoviral p53 compositions and the use of such compositions in various cancer therapies and protocols.
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
Adenovirus Production, Purification and Formulation
     Another focus of our research has involved the development of procedures for the commercial-scale production of our potential adenoviral-based products, including that of ADVEXIN therapy. We own four issued United States patents and related European patents, as well as a number of pending United States applications and corresponding international applications directed to highly purified adenoviral compositions, commercial-scale processes for producing adenoviral-based compositions having a high level of purity and storage-stable formulations. These patents and patent applications include procedures for preparing commercial quantities of recombinant adenovirus products and include procedures applicable to the p53 tumor suppressor, as well as any of our other potential products.
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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At June 30, 2007, we had an accumulated deficit of $185.6 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At June 30, 2007, we had cash, cash equivalents and short-term investments of $27.9 million, compared to $41.3 million at December 31, 2006.
     We have used cash primarily as follows (in thousands):

	Six Months
	Ended June 30,
	2006	2007
Operating activities	$11,516	$11,545
Purchases of property and equipment	85	27
Principal payments on notes payable	434	557
Payment of offering costs related to previous sales of common stock	$—	$1,571
     We have received cash primarily as follows (in thousands):

	Six Months
	Ended June 30,
	2006	2007
Proceeds from notes payable	$346	$94
Proceeds from stock option exercises	29	145

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
     In November and December 2006, we sold approximately 6.3 million shares of our common stock in direct equity offerings pursuant to a shelf registration statement for an aggregate purchase price of approximately $30.0 million. Our net proceeds from these transactions, after related expenses payable in cash, were approximately $27.6 million. These expenses include approximately $2.1 million of fees to the placement agent for this transaction, of which $1.5 million were paid in January 2007 and $601,000 are payable in equal installments over 24 months through December 2008. We will issue warrants to the placement agent to purchase up to 73,199 shares of our common stock at a price of $5.03 per share, exercisable beginning November 2008, and 326,801 shares of our common stock at a price of $4.75 per share, exercisable beginning December 2008. These warrants will expire in December 2015.
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
     At June 30, 2007, we had 8,269,831 options outstanding to purchase our common stock, of which options to purchase 5,581,377 shares were vested and options to purchase 2,688,454 shares were unvested. These options have an exercise price equal to the market price of our common stock on the date of grant, with such exercise prices for options outstanding at June 30, 2007, ranging from $0.45 to $8.94 per share.
     The Company issued 98,323 and zero shares of common stock related to exercises of stock options granted from its stock option plans for the three months ended June 30, 2007 and 2006, respectively. The Company issued 206,723 and 44,825 shares of common stock related to exercises of stock options granted from its stock option plans for the six months ended June 30, 2007 and 2006, respectively.
Restricted Stock
     In connection with the formation of GPL, 150,000 shares of restricted common stock of that entity were granted to certain of our directors, officers, employees and key medical consultants as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under a four year vesting schedule that is contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.

Stock Purchase Warrants
     From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. At June 30, 2007, we had warrants outstanding and obligations to issue warrants to purchase an aggregate of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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
Investment in Silence Therapeutics plc
     As of June 30, 2007, we owned approximately 6.6% of the issued share capital of Silence Therapeutics plc. The shares we own had a fair market value of approximately $19.7 million at June 30, 2007 and $18.0 million at August 3, 2007. We paid approximately $3.0 million for these shares. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.
New Subsidiaries
     During the six months ended June 30, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future. The amount of grant funding, if any, available to IRI to perform research and development is dependent upon many factors, including the availability of grants from government agencies, performance of the work and incurring the costs contemplated by the grants, the success in obtaining additional grants in the future and compliance with statutes and regulations governing such grants. For the three and six months ended June 30, 2007, we recorded grant income of $213,000 related to grants held by IRI.
     During the six months ended June 30, 2007, we established Introgen Global Limited (“IGL”), Gendux Pharmaceuticals Limited (“GPL”) and Gendux Molecular Limited (“GML”) to develop and commercialize targeted molecular medicines in European markets. We anticipate Introgen will license certain of its technologies to one or more of these entities in connection with those activities.
     Introgen owns 100% of IGL. Introgen owns 85% of GPL in the form of preferred stock convertible by Introgen into common stock at any time. The other 15% of GPL is owned by certain of our directors, officers, employees and key medical consultants in the form of 150,000 shares of restricted common stock granted to them as approved by our Board of Directors. GPL owns 100% of GML.
     The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under a four year vesting schedule that is contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
     We account for Introgen Therapeutic Inc.’s investment in these subsidiaries in accordance with the relevant provisions of generally accepted accounting principles, and specifically FIN 46(R), Consolidation of Variable Interest Entities (as amended). Accordingly, the subsidiaries’ accounts are included in these consolidated financial statements. We record a non-controlling or minority interest for the portion of these subsidiaries we do not own to the extent such minority interest constitutes a liability in our financial statements. If those subsidiaries have an accumulated net loss, the minority interest is zero.
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
     On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of nonrefundable advance payments for research and development activities, such as up-front nonrefundable payments to contract research organizations, if the contracted party has not yet performed activities related to the up-front payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. We do not expect the application of EITF 07-3 to have a material affect on our consolidated results of operations and financial condition.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended June 30, 2007 and June 30, 2006” and “Comparison of Six Months Ended June 30, 2007 and June 30, 2006”
     To commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years and involves compliance with requirements covering pre-clinical research, clinical trials, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials and other work demonstrating our product candidates are safe and effective for a particular cancer type or other disease. The FDA and other similar agencies throughout the world have substantial discretion over the work we must perform to obtain regulatory approval.
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
     We expect our operating expenses discussed below will generally increase in the future as we continue to expand our research and development programs and work to commercialize our product candidates. If we are successful in receiving approval from regulatory agencies to sell one or more of our product candidates, we expect to incur expenses in the future that we have not incurred in the past, such as product manufacturing costs and sales and marketing expenses. As we obtain more financing to support these activities, we expect our interest expense and other expenses associated with obtaining debt and equity capital to increase in the future. If we are able to sell one or more of our product candidates, we expect to receive revenue in the future that we have not received in the past.
Comparison of Three Months Ended June 30, 2007 and June 30, 2006
     The following comparisons are for the three months ended June 30, 2007 and June 30, 2006. References to the “2007 period” refer to the three months ended June 30, 2007 and references to the “2006 period” refer to the three months ended June 30, 2006. All dollar amounts are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	Three Months
	Ended June 30,
	2006	2007
Contract services, grant and other revenue	$98	$82
Percent increase (decrease) from previous period	N/A	(16%)
     The change in contract services, grant and other revenue for the 2007 period compared to the 2006 period was a result of :
•	Increased contract services revenue from clinical trials management work we performed for third parties, offset by;

•	Decreased contract manufacturing process development and product production services revenue as a result of the completion of certain such work previously in process that was not replaced with additional such work.
Research and Development Expense

	Three Months
	Ended June 30,
	2006	2007
Pre-clinical stage programs expense	$339	$310
Clinical stage programs expense	3,649	3,685
General research and development expense	908	768

Total research and development expense	$4,896	$4,763

Percent increase (decrease) in total from previous period	N/A	(3)%
     Research and development expense included share-based compensation expense of $314,000 for the 2007 period and $253,000 for the 2006 period.
     The change in research and development expense in the 2007 period compared to the 2006 period was a result of:
•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2007 period; and

•	Decreased legal expenses associated with patents and trademarks due to the completion of certain intellectual property legal activities. We have ongoing programs involving the filing of additional patents and trademarks and defending the patents and trademarks we have in place such that our expenses related to that work could increase materially in the future;
     which were offset by:
•	Increased costs related to our preparation of regulatory filings with the FDA and EMEA for ADVEXIN therapy.
General and Administrative Expense

	Three Months
	Ended June 30,
	2006	2007
General and administrative expense	$3,273	$3,533
Percent increase (decrease) from previous period	N/A	8%
     General and administrative expense included share-based compensation expense of $1.2 million for the 2007 period and $1.3 million for the 2006 period. The change in general and administrative expense in the 2007 period compared to the 2006 period was a result of:
•	Expanded activities necessary to support the preparation of our regulatory filings with the FDA and the EMEA for ADVEXIN therapy, and

•	Increased professional fees related to the establishment of new subsidiaries.
Share-Based Compensation Expense

	Three Months
	Ended June 30,
	2006	2007
Share-based compensation expense	$1,560	$1,504
Percent increase (decrease) from previous period	N/A	(4)%

     The dollar amount of share-based compensation expense was generally comparable between the 2007 period and the 2006 period as there were no material differences in the level or nature of our share-based compensation activities between those periods.
Interest Income

	Three Months
	Ended June 30,
	2006	2007
Interest income	$267	$373
Percent increase (decrease) from previous period	N/A	40%
     The change in interest income in the 2007 period compared to the 2006 period was a result of:
•	A higher overall average balance of cash, cash equivalents and short-term investments in the 2007 period compared to the 2006 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 as further discussed in the “Financial Overview” section above, and

•	Generally higher interest rates during the 2007 period compared to the 2006 period.
Interest Expense

	Three Months
	Ended June 30,
	2006	2007
Interest expense	$175	$166
Percent increase (decrease) from previous period	N/A	(5%)
     The dollar amount of interest expense was generally comparable between the 2007 period and the 2006 period as the decrease in interest expense resulting from normal payments reducing the outstanding principal balances on our borrowings was offset by an increase in interest expense resulting from additional borrowings at higher interest rates subsequent to the 2006 period to finance equipment purchases.
Other Income

	Three Months
	Ended June 30,
	2006	2007
Other income	$288	$244
Percent increase (decrease) from previous period	N/A	(15%)
     The dollar amount of other income was generally comparable between the 2007 and 2006 periods, which is consistent with the nature of our activities that generate other income. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities.
Comparison of Six Months Ended June 30, 2007 and June 30, 2006
     The following comparisons are for the six months ended June 30, 2007 and June 30, 2006. References to the 2007 period refer to the six months ended June 30, 2007 and references to the 2006 period refer to the six months ended June 30, 2006. All dollar amounts are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	Six Months
	Ended June 30,
	2006	2007
Contract services, grant and other revenue	$323	$404
Percent increase (decrease) from previous period	N/A	25%

     The change in contract services, grant and other revenue for the 2007 period compared to the 2006 period was a result of:
•	Increased contract services revenue for research work we performed for third parties; and

•	Increased revenue earned under research grants from U. S. government agencies;
     which were offset by:
•	Decreased contract manufacturing process development and product production services revenue as a result of the completion of certain such work previously in process that was not replaced with additional such work.
Research and Development Expense

	Six Months
	Ended June 30,
	2006	2007
Pre-clinical stage programs expense	$821	$663
Clinical stage programs expense	7,373	5,676
General research and development expense	1,748	1,599

Total research and development expense	$9,942	$7,938

Percent increase (decrease) in total from previous period	N/A	(20)%
     Research and development expense included share-based compensation expense of $619,000 for the 2007 period and $470,000 for the 2006 period.
     The change in research and development expense in the 2007 period compared to the 2006 period was a result of:
•	Decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in the 2006 period;

•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2007 period;

•	Reaching an agreement with a third party that resulted in us not having to pay certain of their invoices that were previously included in our accounts payable;

•	The expiration of the requirement to purchase additional shares of VirRx, discussed in Note 6 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007, under “Business and Collaborative Arrangements — VirRx, Inc;” and

•	Decreased legal expenses associated with patents and trademarks due to the completion of certain intellectual property legal activities. We have ongoing programs involving the filing of additional patents and trademarks and defending the patents and trademarks we have in place such that our expenses related to that work could increase materially in the future.
     which were partially offset by:
•	Increased costs related to our preparation of regulatory filings with the FDA and EMEA for ADVEXIN therapy.
General and Administrative Expense

	Six Months
	Ended June 30,
	2006	2007
General and administrative expense	$7,069	$6,800
Percent increase (decrease) from previous period	N/A	(4%)

     General and administrative expense included share-based compensation expense of $2.1 million for the 2007 period and $3.3 million for the 2006 period.
     The change in general and administrative expense in the 2007 period compared to the 2006 period was primarily due to:
•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense”; and

•	Decreased financial advisory fees associated with raising capital in 2006 for which we did not incur similar expenses in 2007;
     which were partially offset by:
•	Increased legal fees incurred with respect to certain matters arising during the normal course of our business.
Share-Based Compensation Expense

	Six Months
	Ended June 30,
	2006	2007
Share-based compensation expense	$3,798	$2,759
Percent increase (decrease) from previous period	N/A	(27)%
     The change in share-based compensation expense in the 2007 period compared to the 2006 period was a result of:
•	A grant in the 2006 period to our CEO of a fully vested option to purchase 250,000 shares of common stock for which there was no similar grant in the 2007 period, and;

•	Variances in the risk-free interest rate, the volatility of our stock price and other factors consider in our determination of share-based compensation expense using the Black-Scholes option pricing model.
Interest Income

	Six Months
	Ended June 30,
	2006	2007
Interest income	$566	$815
Percent increase (decrease) from previous period	N/A	44%
     The change in interest income in the 2007 period compared to the 2006 period was a result of:
•	A higher overall average balance of cash, cash equivalents and short-term investments in the 2007 period compared to the 2006 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 as further discussed in the “Financial Overview” section above, and

•	Generally higher interest rates during the 2007 period compared to the 2006 period.
Interest Expense

	Six Months
	Ended June 30,
	2006	2007
Interest expense	$331	$345
Percent increase (decrease) from previous period	N/A	4%

   Interest expense increased for the 2007 period compared to the 2006 period due to:
•	Additional borrowings subsequent to the 2006 period to finance equipment acquisitions and higher interest rates on those additional borrowings;

•	A higher interest rate on our mortgage note payable in the 2007 period compared to the 2006 period as a result of an adjustment to that interest rate subsequent to the 2006 period in connection with the exercise of our option to extend the term of that note payable;
   which were partially offset by:
•	Reductions in the total principal balance on which we are paying interest as a result of normal debt service payments.
Other Income

	Six Months
	Ended June 30,
	2006	2007
Other income	$543	$498
Percent increase (decrease) from previous period	N/A	(8%)
     The dollar amount of other income was generally comparable between the 2007 and 2006 periods, which is consistent with the nature of our activities that generate other income. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2007 period refer to the six months ended June 30, 2007 and references to the 2006 period refer to the six months ended June 30, 2006. All dollar amounts are in thousands unless noted otherwise.
     We have incurred annual operating losses since our inception. At June 30, 2007, we had an accumulated deficit of $185.6 million.
     From inception through June 30, 2007, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash:
•	$69.1 million of equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC;

•	$49.7 million of collaborative research and development payments from Aventis from 1994 to 2000;

•	$39.4 million of private equity sales to Aventis from 1994 to 1999;

•	$32.2 million from our initial public offering in October 2000;

•	$29.5 million of private equity sales to various other parties, most recently in June 2003;

•	$24.1 million from contract services, grants, interest and other income;

•	$19.6 million of equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005;

•	$9.9 million in mortgage financing from banks for our facilities;

•	$7.5 million of sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials from 1997 to 2000; and

•	$6.3 million in leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes.
     At June 30, 2007, we had cash, cash equivalents and short-term investments of $27.9 million, compared to $41.3 million at December 31, 2006. Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months.
     Cash and cash equivalents, exclusive of short-term investments, were $8.5 million at June 30, 2007 and $25.6 million at December 31, 2006. Considering cash and cash equivalents alone, exclusive of short-term investments, the change in those amounts consisted of the following amounts:

2007
Used in operating activities	$11,545
Used by investing activities	$3,659
Used by financing activities	$1,889
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
   Net Cash Used in Operating Activities

	Six Months
	Ended June 30,
	2006	2007
Net cash used in operating activities	$11,516	$11,545
     The net cash we used in our operating activities relates to the following items:
•	Net loss — The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	Six Months
	Ended June 30,
	2006	2007
Net loss	$(15,910)	$(13,366)
Less expenses not requiring the use of cash:
Non-controlling interest in income of consolidated subsidiary	—	—
Depreciation	719	545

	Six Months
	Ended June 30,
	2006	2007
Share-based compensation	3,769	2,759
Amortization of grant rights acquired	133	—

Portion of net loss for which we use cash	$(11,289)	$(10,062)

Percent decrease from previous period	N/A	(11)%

     See “Comparison of Six Months Ended June 30, 2007 and June 30, 2006” above for a discussion of the changes in the components of our net loss.
•	Accounts payable and accrued liabilities — Changes in these accounts arise primarily from variations in the timing of payments to vendors and employees that arise in the ordinary course of business. This timing is a function of:
•	Variations in our general business activities;

•	The nature of vendors to whom we have obligations;

•	The nature of payment terms we receive from vendors;

•	The timing of when we elect to make payments to vendors based on our available cash balances and cash flow needs; and
•	The timing of our regularly scheduled paydays for our employees relative to the end of our accounting periods.
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
•	Deferred revenue and other — These accounts relate to:
•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increase our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue;

•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized are recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis; and

•	The long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006.
       The change in deferred revenue and other in the 2007 period compared to the 2006 period was due to:
•	The monthly rent payments we received under a sublease of a portion of our facilities to M. D. Anderson Cancer Center being less than the monthly revenue we recognized on a straight-line basis for all of the 2007 period whereas, that situation existed for only a portion of the 2006 period due to a scheduled decrease in those rent payments becoming effective during the 2006 period; and

•	A decrease in other liabilities related to the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006 as a result of us making scheduled payments of those fees.
•	Other assets — Other assets increased during the 2007 period and 2006 periods. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding

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
Net Cash Used In Investing Activities

	Six Months
	Ended June 30,
	2006	2007
Net cash used in investing activities	$7,493	$3,659
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	A lower level of net activity in purchases of short-term investments in the 2007 period compared to the 2006 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock;
     with those activities offset by:
•	A lower amount of equipment purchases to support our business being necessary in the 2007 period compared to the 2006 period since our facilities were outfitted in previous periods with the equipment necessary to conduct our current level of operations.
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
Net Cash Used by Financing Activities

	Six Months
	Ended June 30,
	2006	2007
Cash used in financing activities	$59	$1,889
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	The payment during the 2007 period of approximately $1.6 million of fees payable to a placement agent that we accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006;

•	An increase in principal payments under notes payable in the 2007 period compared to the 2006 period due to additional borrowings during and subsequent to the 2006 period to finance equipment purchased during that period; and

•	A decrease in proceeds from borrowings to finance equipment purchased in the 2007 period compared to the 2006 period;
     which were offset by
•	an increase in proceeds from exercise of options for common stock in the 2007 period compared to the 2006 period, which is activity that can vary based upon the discretionary actions of the individuals holding such options.
Debt Service, Lease and Other Contractual Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for July 1, 2007 through December 31, 2007	$681
Total debt service payments due during the year ending December 31:
2008	1,064
2009	858
2010	753
2011	735
Thereafter	9,633

Total debt service payments	13,724
Less portion representing interest	(5,821)

Total principal balance at June 30, 2007	$7,903

Principal balance presented on the June 30, 2007 balance sheet as liabilities in these categories:
Current portion of notes payable	$669
Notes payable, net of current portion	7,234

Total principal balance at June 30, 2007	$7,903

     We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:
•	A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation;

•	A lease for a building housing our second production facility with annual rent payments of $97,000 through January 2009, and;

•	A lease for our corporate office space with annual rent payments of $230,000 through July 2009.
     The latter two leases are subject to adjustment annually for changes in operating expenses.
     For operating leases, no liability related to them is reflected on our balance sheet in accordance with generally accepted accounting principles. Payments under these operating leases will continue until the expiration of the initial term of each lease. Future minimum annual rental payments due under these leases and all other operating leases are as follows (in thousands):

July 1, 2007 through December 31, 2007	$262
Year ending December 31,
2008	504
2009	311
2010	161
2011	156
Thereafter	2,303

Total minimum lease payments under operating leases	$3,697

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
     We have a cooperative research and development agreement, or CRADA, with the NCI under which we will pay the NCI approximately $19,000 per quarter through March 2009 to support their technical, statistical and administrative activities under this CRADA.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at June 30, 2007 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
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
     We have performed sensitivity analyses as of June 30, 2007 and December 31, 2006 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at June 30, 2007 and December 31, 2006. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of June 30, 2007 would decrease our interest income by approximately $279,000 per year and approximately $69,750 per quarter, compared to a decrease in our interest income of approximately $413,500 per year and approximately $103,375 per quarter as of December 31, 2006.
     At June 30, 2007, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which Silence Therapeutics participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. We have performed sensitivity analyses as of June 30, 2007 and December 31, 2006 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% decline in the stock price of our marketable securities, a hypothetical 10% decline in foreign currency exchange rates relative to the U.S. dollar and a simultaneous hypothetical 10% decline in the stock price of our marketable securities and in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our public company marketable securities. The foreign currency exchange rates we used were based on market rates in effect at June 30, 2007 and December 31, 2006. The sensitivity analyses indicated that:
•	A hypothetical 10% decrease in the stock price of our marketable securities as of June 30, 2007 would decrease the value of those marketable securities by approximately $2.0 million, compared to a decrease in the fair value of those marketable securities of approximately $696,000 as of December 31, 2006;

•	A hypothetical 10% decrease in the value of the British Pound as of June 30, 2007 would decrease the fair value of our marketable securities by approximately $2.0 million, compared to a decrease in the fair value of our marketable securities of approximately $696,000 as of December 31, 2006; and

•	A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of June 30, 2007, would decrease the fair value of our marketable securities by approximately $3.7 million, compared to a decrease in the fair value of our marketable securities of approximately $1.3 million as of December 31, 2006.
     Our purchase price for these Silence Therapeutics marketable securities was approximately $3.0 million. The quoted value of these marketable securities was approximately $19.7 million at June 30, 2007 and $6.9 million at December 31, 2006.
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
     Any delays or difficulties we encounter in our pre-clinical research and clinical trials may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned or make any unplanned changes to our product candidates. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN therapy or any other product candidates. In addition, we, the FDA or foreign regulatory authorities might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:
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
     Despite the FDA’s designation of ADVEXIN therapy as a Fast Track product, we may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our BLA for ADVEXIN therapy, or other delays in the FDA’s review process. Similarly, although we have an agreement with the EMEA to file for marketing approval for ADVEXIN therapy in countries under its jurisdiction under the EMEA’s Exceptional Circumstances provisions, we may encounter delays in the regulatory approval process due to additional information requirements from the EMEA, unintentional omissions in our Marketing Authorization Application filed with the EMEA, or other delays in the EMEA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA or EMEA policy during the period of product development, clinical trials and FDA and EMEA regulatory review.
     Despite the initiation of the BLA process for ADVEXIN therapy under the FDA’s accelerated approval regulations, the FDA could determine that accelerated approval is not warranted and that a traditional BLA filing must be made. Such a determination could delay regulatory approval. Additionally, accelerated approval of an application could be subject to Phase 4 or post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to validate a surrogate endpoint or confirm a clinical benefit during post-approval studies could cause the product to be withdrawn from the market by the FDA on an expedited basis.
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
     We have generated operating losses since we began operations in June 1993. As of June 30, 2007, we had an accumulated deficit of approximately $185.6 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     We expect we will fund our operations over approximately the next 18 to 21 months with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We intend to raise additional capital sooner, however, under various circumstances, including if we experience:
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
     Our strategy for the research, development and commercialization of our product candidates may result in our entering into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research, license and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, the NCI, Chiba University in Japan, VirRx and Columbia University, Moffitt Cancer Center at the University of South Florida, as well as numerous other institutions that conduct clinical trials work or perform pre-clinical research for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements and complying with the regulations and requirements governing clinical trials. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, or their compliance with regulatory requirements which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.
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

     ADVEXIN therapy and most of our other product candidates under development could be broadly described as targeted molecular therapies or recombinant DNA therapies. A number of clinical trials are being conducted by other pharmaceutical companies involving related therapies, including compounds similar to, or competitive with, our product candidates. The announcement of adverse results from these clinical trials, such as serious unwanted and unexpected side effects attributable to treatment, or any response by FDA or foreign regulatory authorities to such clinical trials, may impede the timing of our clinical trials, delay or prevent us from obtaining regulatory approval or negatively influence public perception of our product candidates, which could harm our business and results of operations and depress the value of our stock.
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
     We are subject to the risk that patients enrolled in our and our collaborators’ clinical studies for our product candidates may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of our product candidates or we may be forced to terminate or abandon the study.
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
     Our commercial success will depend in part on obtaining patent protection for our products and other technologies and successfully defending these patents against third-party challenges. Our patent position, like that of other biotechnology and pharmaceutical companies, is highly uncertain. One uncertainty is that the United States Patent and Trademark Office, or PTO, or the courts, may deny or significantly narrow claims made under patents issued to us or patent applications we file. This is particularly true for patent applications or patents that concern biotechnology and pharmaceutical technologies, such as ours, since the PTO and the courts often consider these technologies to involve unpredictable sciences. Another uncertainty is that any patents that may be issued or licensed to us may not provide any competitive advantage to us because they may not effectively preclude others from developing and marketing products like ours. Also, our patents may be successfully challenged, invalidated or circumvented in the future. In addition, our competitors, many of which have substantial resources and have made significant investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our potential products either in the United States or in foreign markets.
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
     Through our exclusive license with The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued to us United States patents for our adenovirus production technology and our purified adenoviral compositions. We also control, through licensing arrangements, United States patents for combination therapy involving the p53 tumor suppressor and conventional chemotherapy or radiation, the use of adenoviral p53 in cancer therapy, adenoviral p53 as a product, the core DNA of adenoviral p53, pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as patents covering our mda-7 technology. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party has attempted to initiate an interference with one of our patents directed to adenoviral p53 therapy. We do not presently know the identity of this party and cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.
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
     We may also become subject to infringement claims or litigation arising out of other patents and pending applications of our competitors, if they issue, or additional interference proceedings are declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. In particular, if we were found to infringe a valid claim of the Transgene adenoviral vector United States patent, the Johns Hopkins patent or a patent that may issue from a currently pending application, our business could be materially harmed.
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
     The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:
•	decreased demand for our product candidates;

•	injury to our reputation and significant media attention;

•	withdrawal of clinical trial volunteers;

•	substantial delay in or withdrawal of FDA or foreign regulatory authority approval;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.
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
     We may be deemed to be an investment company under the Investment Company Act of 1940 (Investment Company Act) if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. At June 30, 2007, the value of our investment securities exceeded 40% of the value of our total assets, due primarily to an increase in the value of our non-controlling position in Silence Therapeutics (formerly SR Pharma). Our Board of Directors elected to take advantage of the Rule 3a-2 exemption for “transient” investment companies as of December 31, 2006, which allows us to avoid being deemed an investment company for up to one year as long as we have a bona fide intent to be engaged primarily, as soon as is reasonably possible, in a business other than that of investing, reinvesting, holding or trading in securities. In connection with such election, our Board of Directors directed management to take appropriate actions to regain compliance with the prima facie provisions of the Investment Company Act, including, among other things, liquidating certain investment securities. Accordingly, among other things, we intend over time to reduce the level of our investment securities by periodic sales or other dispositions of such investment securities. These dispositions may be effected under unfavorable market conditions. The lower rates of return realized after the reinvestment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.
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
     During the six months ended June 30, 2007, we became an owner of 49% of the outstanding stock of Introgen Research Institute (“IRI”). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
     During the six months ended June 30, 2007, we established GPL to develop and commercialize targeted molecular medicines in European markets. We anticipate Introgen will license certain of its technologies to one or more of these entities in connection with those activities. Introgen owns 85% of GPL in the form of preferred stock convertible by Introgen into common stock at any time. The other 15% of GPL is owned by certain of our directors, officers, employees and key medical consultants in the form of 150,000 shares of restricted common stock granted to them as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under a four year vesting schedule that is contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number		Description of Document

10.63	—	Form of Restricted Stock Purchase Agreement entered into with certain directors, officers, employees and key medical consultants of Introgen for the purchase of ordinary shares of GPL

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
August 9, 2007	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.63	—	Form of Restricted Stock Purchase Agreement entered into with certain directors, officers, employees and key medical consultants of Introgen for the purchase of ordinary shares of GPL

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002