Form 10-Q
period 2007-09-30
INTROGEN THERAPEUTICS INC
filed 2007-11-09
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2007 the registrant had 43,878,099 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,578	$9,404
Short-term investments	15,767	12,504

Total cash, cash equivalents and short-term investments	41,345	21,908
Marketable securities	6,957	16,162
Prepaid expense and other current assets	397	243

Total current assets	48,699	38,313
Property and equipment, net of accumulated depreciation of $13,976 and $14,764	5,172	4,436
Other assets	290	272

Total assets	$54,161	$43,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,384	$1,563
Accrued liabilities and other	4,817	3,433
Deferred revenue and other	624	624
Current portion of notes payable	917	637

Total current liabilities	8,742	6,257
Notes payable, net of current portion	7,448	7,180
Deferred revenue and other, long-term	923	290

Total liabilities	17,113	13,727

Non-controlling and minority interests in consolidated subsidiaries	—	—
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2006 and 2007, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 43,591 in 2006 and 43,845 in 2007	44	44
Additional paid-in capital	205,350	209,311
Accumulated deficit	(172,260)	(193,172)
Accumulated other comprehensive gain	3,914	13,111

Total stockholders’ equity	37,048	29,294

Total liabilities and stockholders’ equity	$54,161	$43,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Contract services, grant and other revenue	$733	$139	$1,056	$543
Operating costs and expense:
Research and development, including share-based compensation of $267 and $180 for the three months ended September 30, 2006 and 2007 and $737 and $799 for the nine months ended September 30, 2006 and 2007	4,256	5,074	14,198	13,012
General and administrative, including share-based compensation of $928 and $946 for the three months ended September 30, 2006 and 2007 and $4,256 and $3,086 for the nine months ended September 30, 2006 and 2007	2,546	2,980	9,615	9,780

Total operating costs and expense	6,802	8,054	23,813	22,792

Loss from operations	(6,069)	(7,915)	(22,757)	(22,249)
Interest income	226	281	792	1,096
Interest expense	(176)	(169)	(507)	(514)
Other income	281	257	824	755

Loss before non-controlling and minority interests in consolidated subsidiaries	(5,738)	(7,546)	(21,648)	(20,912)
Non-controlling and minority interests in consolidated subsidiaries	—	—	—	—

Net loss	$(5,738)	$(7,546)	$(21,648)	$(20,912)

Net loss per share, basic and diluted	$(0.15)	$(0.17)	$(0.58)	$(0.48)

Shares used in computing basic and diluted net loss per share	37,245	43,845	37,213	43,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(21,648)	$(20,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling and minority interests in consolidated subsidiaries	—	—
Depreciation	1,098	788
Share-based compensation	4,995	3,885
Amortization of grant rights acquired	133	—
Changes in assets and liabilities:
(Increase) decrease in other assets	23	172
Increase (decrease) in accounts payable	(5)	(821)
Increase (decrease) in accrued liabilities	(247)	117
Increase (decrease) in deferred revenue and other	(672)	(633)

Net cash used in operating activities	(16,323)	(17,404)

Cash flows from investing activities:
Purchases of property and equipment	(102)	(52)
Purchases of short-term investments	(25,070)	(29,589)
Maturities of short-term investments	27,080	32,852

Net cash provided by investing activities	1,908	3,211

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	—	(1,571)
Proceeds from exercise of options for common stock	37	145
Proceeds from notes payable	377	157
Principal payments under notes payable	(624)	(704)

Net cash used in financing activities	(210)	(1,973)

Effect of exchange rate changes on cash	15	(8)

Net decrease in cash	(14,610)	(16,174)
Cash and cash equivalents, beginning of period	28,090	25,578

Cash and cash equivalents, end of period	$13,480	$9,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$474	$491

Cash paid for taxes for the issuance of common stock in connection with the grant of common stock	$28	$—

Supplemental disclosure of non-cash investing and financing activities:
Grant rights acquired in asset acquisition	$30	$—

Non-cash unrealized gain (loss) on marketable securities	$(513)	$9,205

Issuance of common stock in connection with the grant of stock	$251	$210

Construction allowance for leasehold improvements	$194	$—

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
     We have not yet generated any significant revenue from unaffiliated third parties nor is there any assurance of future product revenue. We earn minimal revenue from contract services activities, interest income, and rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. Our ability to generate revenue from the commercial sale of our products in the near future is uncertain. We may never generate revenue from the commercial sale of our products.
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
2. Basis of Presentation and Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year.
     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.
     These financial statements include the accounts of Introgen Therapeutics, Inc. and its consolidated subsidiaries (collectively referred to as “Introgen”.) We account for Introgen Therapeutic, Inc.’s investment in subsidiaries in accordance with the relevant provisions of generally accepted accounting principles. Accordingly, the subsidiaries’ accounts are included in these consolidated financial statements. We record a non-controlling or minority interest for the portion of those subsidiaries we do not own to the extent such minority interest constitutes a liability in our financial statements. If those subsidiaries have an accumulated net loss, the minority interest is zero. See footnote 3 regarding new subsidiaries.
     See footnote 5 regarding our adoption of and accounting policies related to Statement of Financial Accounting Standard (“SFAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109” (“FIN 48”),

3. Consolidated Subsidiaries
     During the nine months ended September 30, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder. We transferred to IRI a grant from the National Institutes of Health (“NIH”) originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. For the three and nine months ended September 30, 2007, we recorded grant income of zero and $213,000, respectively, all of which is related to grants held by IRI. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
     In May 2007, we established the following subsidiaries:
•	Introgen Global Limited (“IGL”), owned 100% by Introgen;

•	Gendux Pharmaceuticals Limited (“GPL”), owned 85% by IGL; and

•	Gendux Molecular Limited (“GML”), owned 100% by GPL.
     These subsidiaries were formed to develop and commercialize targeted molecular medicines in European markets. We have licensed certain technologies to IGL and anticipate that it might further sublicense certain technologies to GPL and/or GML.
     Introgen originally owned 85% of GPL, but on September 5, 2007, Introgen transferred its ownership of GPL to its wholly-owned subsidiary, IGL. The 15% of GPL not owned by IGL is owned by certain of Introgen’s directors, officers, employees and key medical consultants in the form of 150,000 shares of restricted common stock (also called ordinary shares) granted to them as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under a vesting schedules that are contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
4. Other Comprehensive Income or Loss
     Other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net loss	$(5,738)	$(7,546)	$(21,648)	$(20,912)
Foreign currency translation adjustments	1	6	15	(8)
Unrealized gain (loss) on marketable securities	478	(3,530)	(513)	9,205

Total other comprehensive income (loss)	$(5,259)	$(11,070)	$(22,146)	$(11,715)

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
     We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. Generally, we are no longer subject to examinations for U.S. federal income taxes for years prior to 2003 and for state income taxes for years prior to 2002. Examinations for foreign income taxes for previous years remain open, but tax considerations in those jurisdictions are not material to us.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and September 30, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We anticipate no significant increase or decrease to gross unrecognized tax benefits will be recorded during the next twelve months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, we have no accrued interest and penalties.
6. Share-Based Compensation
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2006	2007	2006	2007
16,675	0	61,501	206,723
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
     We have not yet generated any significant revenue from unaffiliated third parties nor is there any assurance of future product revenue. We earn minimal revenue from contract services activities, grants and interest income, as well as rent from the lease of a portion of our facilities to The University of Texas M. D. Anderson Cancer Center. Our ability to generate revenue from the commercial sale of our products in the near future is uncertain. We may never generate revenue from the commercial sale of our products.

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
     Most cancers are amenable to local treatment, such as surgery and radiation, which are administered far more often than systemic cancer treatments. Our locally delivered product candidates, such as ADVEXIN therapy and INGN 241 therapy, deposit therapeutic molecules directly into a patient’s cancerous tumor by hypodermic syringe. We have systemic formulations for intravenous use in those cases for which a systemic therapy may be indicated and have applied ADVEXIN therapy using a nanoparticle formulation system to deliver our tumor suppressors.
     We initially focused on advanced cancers lacking effective treatments and in which local tumor growth control, where the tumor stops growing or shrinks, is likely to lead to measurable benefit. We have expanded our focus to include earlier stage cancers and pre-malignancies. We believe our clinical trials have shown our therapies can be used alone and in combination with conventional treatments such as surgery, radiation therapy and chemotherapy.
The Introgen Strategy
     Our objective is to be a leader in the development of targeted molecular tumor suppressor therapies and other products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:
•	Develop and Commercialize ADVEXIN Therapy, INGN 241, INGN 225 and INGN 401 for Multiple Cancer Indications. We plan to continue our development programs to commercialize several of our product candidates in multiple cancer indications, including:
•	ADVEXIN therapy, using the p53 tumor suppressor;

•	INGN 241, using the mda-7 tumor suppressor (also known as interleukin 24 or IL-24);

•	INGN 225, using the p53 tumor suppressor as a highly specific cancer immunotherapy: and

•	INGN 401 systemic nanoparticle therapy, using the FUS-1 tumor suppressor.
•	Develop Our Portfolio of Targeted Molecular Therapies and Other Drug Products. Utilizing our research, clinical, regulatory and manufacturing expertise, we are evaluating development of additional molecular therapies for various cancers, including:
•	INGN 234, an oral rinse or mouthwash formulation containing the p53 tumor suppressor;

•	INGN 402 and 403, using nanoparticle formulations for systemic delivery of the p53 and mda-7 tumor suppressors; and

•	INGN 007, a replication-competent viral therapy.
•	Develop a Systemic Nanoparticle Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations. We also have in-licensed technologies for systemic nanoparticle delivery of DNA, siRNA, proteins, peptides and polypeptides.

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents.

•	Establish Targeted Sales and Marketing Capabilities. The oncology market can be effectively addressed by a small, focused sales force because it is characterized by a concentration of specialists in cancer centers and oncology clinics. We believe we can address this market by a combination of building a direct sales force as part of the ADVEXIN therapy commercialization process and pursuing marketing and distribution agreements with corporate partners for ADVEXIN therapy as well as additional products.

•	Expand Our Market Focus to Non-Cancer Indications. We plan to leverage our scientific, research and process competencies in molecular therapy and vector development to pursue targeted molecular therapies for a variety of other diseases and conditions. While our primary emphasis at this time is on cancer, we believe these therapies could hold promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.
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
Product Development Overview
  ADVEXIN® Therapy (p53)
  ADVEXIN Therapy Overview and Regulatory Status
     ADVEXIN® therapy is our lead product candidate. It combines the p53 tumor suppressor with a non-replicating, non-integrating adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous.
     ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the U.S. Food and Drug Administration (FDA). In September 2006, the European Medicines Agency (EMEA) Committee for Orphan Medicinal Products granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome. This designation has been ratified by the European Commission. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a ten-year period of marketing exclusivity from the date of marketing authorization by the European Commission. Li-Fraumeni Syndrome is an inherited cancer characterized by inherited mutations in the p53 tumor suppressor.
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
     As a result of an audit and inspection by a European Union Qualified Person (QP), the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) has certified that our facilities and production processes are compliant with European Good Manufacturing Practices for the manufacture of ADVEXIN therapy. The MHRA is the competent authority in the United Kingdom and is a component of the EMEA.
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

A BLA is the application for approval to market and sell ADVEXIN therapy in the United States. We plan to pursue with the FDA an Accelerated Approval of ADVEXIN therapy, which is one alternative provided under a Fast Track designation.
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
     We conducted a series of meetings with the FDA to develop and implement the filing strategy for the BLA for ADVEXIN therapy. As a result of these meetings, we are developing and pursuing an initial rolling BLA filing strategy based on data from our Phase 2 and Phase 3 clinical trials of ADVEXIN therapy for treatment of recurrent head and neck cancer. The FDA has concurred that preliminary evaluation of this data suggests a level of efficacy consistent with the standard for the initiation of a rolling BLA. This submission process is also known as Submission Of a Partial Application or SOPA.
     The FDA has concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. In conjunction with the new data, the new analyses, and other newly employed biological techniques, we hope to more specifically target recurrent head and neck cancer in patients using indicators known as “biomarkers”, as discussed further below under “ADVEXIN Therapy as a Targeted Molecular Therapy.” We believe this approach will improve efficacy by identifying the patients most likely to benefit from Advexin therapy.
     We submitted a SOPA Request to the FDA Division of Cellular and Gene Therapies proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer. This request was based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and conduct efficacy analyses on one or both of our ongoing Phase 3 trials. Given that we have two ongoing Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials.
     We have reached agreement with the FDA that biomarker evaluations as described in its Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process. This initiative also encouraged sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. We have employed several biomarker and response criteria to evaluate ADVEXIN efficiency as described below.
     We are conducting the efficacy analysis of one of our ADVEXIN Phase 3 studies. This analysis involves comparing ADVEXIN therapy to methotrexate for the treatment of recurrent head and neck cancer. The prospective efficacy assessment of the randomized, controlled clinical trial is based upon analysis of biomarkers and clinical outcomes. The efficacy evaluation of the Phase 3 study will incorporate the biomarker analyses identified in Phase 2 clinical trials of ADVEXIN therapy of recurrent head and neck cancer. The Phase 3 Statistical Analysis Plan was finalized with input from the FDA. We have followed advice from the FDA to accelerate our Phase 3 safety analysis and to perform an efficacy analysis for this study. An independent Data Safety Monitory Board review in 2006 noted no safety issues with the Phase 3 study. We completed the submission of the Phase 2 data to the FDA in the second quarter of 2007. These data contained information on response rate, survival and biomarker findings associated with the use of Advexin in recurrent head and neck cancer.
     During the remainder of 2007, we plan to:
•	Complete the efficacy analyses of one or both of our two ongoing Phase 3 clinical trials for recurrent head and neck cancer;

•	Submit Phase 3 clinical data to the FDA and EMEA in support of our ADVEXIN registration program; and

•	Complete filings with the EMEA in support of an Exceptional Circumstance Approval Application for Li-Fraumeni Syndrome cancers.

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
     There is no assurance we will be able to achieve these regulatory milestones during the time period we currently anticipate. We may encounter delays in the regulatory process relating to these milestones due to additional information requirements from regulatory authorities, unintentional omissions in our applications, additional government regulation or other delays in the review process. We may update our expectations regarding these regulatory milestones from time to time to reflect new information as it becomes available to us.
  ADVEXIN Therapy as a Targeted Molecular Therapy
     We identified a set of predictive indicators, commonly referred to as “biomarkers,” associated with high response rates and increased survival in Phase 2 clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. These trials are discussed in more detail below under “Other ADVEXIN Therapy Activities.” We believe these biomarkers support the use of ADVEXIN therapy as a targeted molecular therapy.
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
     The identification of predictive indicators of ADVEXIN therapy activity is responsive to these initiatives by predicting the patient populations most likely to benefit from a specific cancer therapy. A molecular biomarker predictive of ADVEXIN therapy activity is abnormal p53 pathway function detected in tumor tissues by a routine immunohistochemistry laboratory test. The population we identified as benefiting from ADVEXIN therapy includes patients who are less likely to respond to standard therapies such as chemotherapies and radiation.
     We have compiled molecular biomarker data from several of our clinical studies in patients with head and neck, lung, prostate and Li-Fraumeni Syndrome cancers. Some of these studies are described in more detail in the following paragraphs. In the subset of patients with tumor samples available for evaluation, there was a statistically significant correlation between the abnormal p53 biomarker and tumor response after treatment with ADVEXIN. In 54 cancer patients evaluated, tumor response after ADVEXIN monotherapy was observed in 35 percent of patients with the abnormal p53 biomarker, and all tumor responses occurred in the abnormal p53 biomarker group. The association of tumor response with the abnormal p53 biomarker was statistically significant (p = 0.0013). The p53 biomarker is typically abnormal in over half of solid tumor cancers.
     In an analysis of 112 patients in the Phase 2 trial of recurrent head and neck cancer treated with the ADVEXIN therapy dose proposed for regulatory approval, the percentages of patients with tumor responses defined by reductions in bi-dimensional tumor area on CT scan of 50 percent, 25 percent, 10 percent or stable disease for more than 2 treatment cycles were 6 percent, 7 percent, 12 percent and 22 percent, respectively. Median survival for these responder populations were 41, 17, 15 and 10 months, respectively. There was a statistically significant increase in median survival for each of the responder populations compared to the 6 month median survival of the non-responders (tumor reduction of less than 10% and p less than 0.0016). Spontaneous tumor remissions generally are not observed in recurrent head and neck cancer.
     The predictive abnormal p53 biomarker was associated with a statistically significant increase in tumor responses to ADVEXIN therapy in recurrent head and neck cancer. A reduction in tumor size was observed in 38 percent of patients with the abnormal p53 protein biomarker compared to none (zero percent) of the patients with p53 protein normal tumors. The increased tumor response associated with the abnormal p53 biomarker was statistically significant (p = 0.05). In addition, the abnormal p53 protein was a predictive biomarker for increased survival following ADVEXIN treatment. Median survival of patients with abnormal p53 was 11.6 months, compared to 3.5 months for patients with normal p53 (p = 0.0007). These biomarker analyses were conducted with pre-treatment samples from 28 patients on a completely blinded basis by an independent laboratory that was not aware of the clinical results of the study.

     The targeted molecular therapy provided by ADVEXIN therapy is evidenced by its use to successfully treat a Li-Fraumeni Syndrome cancer patient on a compassionate use basis under a protocol authorized by the FDA. Li-Fraumeni Syndrome cancer patients have inherited defects in the p53 tumor suppressor that is the target of ADVEXIN therapy. Our treatment of a tumor in a Li-Fraumeni Syndrome patient with ADVEXIN therapy led to improvement of tumor-related symptoms and resulted in a complete response in the treated lesion as determined by positron emission tomography (PET) computerized tomography (CT) scans. PET-CT scans measure the metabolic activity of tumors and are being increasingly utilized in the management of cancer patients because they provide more sensitive assessments of treatment effects compared to conventional CT and magnetic resonance imaging scans.
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
     Li-Fraumeni Syndrome is an inherited genetic disorder that greatly increases the risk of developing several types of cancer typically with initial occurrence at a young age. The majority of Li-Fraumeni Syndrome families have inherited mutations in the p53 tumor suppressor. The findings described above have been presented at the annual meetings of the American Society of Gene Therapy (ASGT) and the American Society of Clinical Oncology (ASCO).
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
     Pre-clinical studies have provided insight into the molecular pathways by which the p53 tumor suppressor, the active component of ADVEXIN therapy, kills tumor cells. These studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways, including anti-angiogenesis or the reduction of blood vessels supplying the tumor, that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan and at The University of Texas M. D. Anderson Cancer Center and were published in Molecular Cancer Therapeutics.
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
     INGN 241 (mda-7)
     INGN 241 uses the mda-7 tumor suppressor, that we believe, like the p53 tumor suppressor, has broad potential to induce apoptosis or cell death in many types of cancer. We have combined the mda-7 tumor suppressor with our adenoviral delivery system to form INGN 241. Our pre-clinical trials have shown the protein produced by INGN 241 suppresses the growth of many cancer cells, including those of the breast, lung, ovaries, colon, prostate and the central nervous system, while not affecting the growth of normal cells. Because INGN 241 kills cancer cells even if other tumor suppressors, including p53, are not functioning properly, it appears mda-7 functions via a novel mechanism of tumor suppression.
     We have completed a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 22 patients with solid tumors. This trial indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. Although INGN 241 was administered directly to tumors, evidence of distant biologic activity was observed, suggesting this therapy may have utility in treating primary tumors as well as metastatic disease. We are conducting later stage clinical trials using INGN 241 in patients with metastatic melanoma. We are conducting a Phase 3 clinical trial using INGN 241 in combination with radiation therapy for solid tumors.

     Data from our Phase 1/early Phase 2 clinical trial of INGN 241 in patients with solid tumors demonstrate that direct injection of INGN 241 induced programmed cell death in 100% of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.
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
     Pre-clinical data indicate the combination of INGN 241 and Velcade® (Bortezeamib), marketed by Millennium Pharmaceuticals, Inc., can result in increased tumor cell killing in human ovarian cancer cells. These data showed that co-administration of INGN 241 and Velcade®, a known protein degradation inhibitor, further elevated mda-7 protein levels and caused a significant increase in killing of ovarian cancer cells. These findings are published in Cancer Gene Therapy.
     Pre-clinical data indicate INGN 241 works synergistically with celecoxib, marketed by Pfizer as Celebrex®, to inhibit the growth and increase killing of breast cancer cells. The combination of celecoxib and INGN 241 showed greater than additive increases in cell death compared with either therapy alone and also resulted in the suppression of tumor cell growth.
     Pre-clinical data indicate INGN 241 and bevacizumab, marketed by Roche Holding AG and Genentech, Inc. (Genentech) as Avastin®, each inhibit tumor angiogenesis through distinct mechanisms in models of lung cancer. Study results demonstrate the combination of INGN 241 and Avastin® significantly increases anti-tumor activity compared with either agent used separately. We have observed synergistic activity resulting in a positive therapeutic effect in the treatment of lung cancer in laboratory animals following the combination of the two agents. In contrast, treatment with Avastin® alone demonstrated only minor tumor regression in those animals. These findings have been published in Molecular Therapy, the journal of the American Society of Gene Therapy.
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
     We have published preclinical data describing how an important tumor survival pathway impacts the anticancer activity of INGN 241. Inhibition of this pathway, known as NF-kB, enhanced the tumor killing effects of INGN 241 in cell culture and in preclinical models of human tumors. Researchers at Introgen and The University of Texas M. D. Anderson Cancer Center conducted theses studies. The data appear in the publication Molecular Cancer Therapeutics.
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
     Pre-clinical studies have demonstrated that INGN 241 can induce human lung cancer cells to undergo apoptosis, or programmed cell death, through the synergistic action of INGN 241 and a class of tumor-targeted drugs known as heat shock protein 90 (Hsp90) inhibitors. We have observed the combination of INGN 241 and two Hsp90 inhibitors can result in the enhancement of cell death in lung cancer cells. This combination treatment inhibited tumor cell movement, suggesting an anti-metastatic effect.
     Findings and results arising from our development of INGN 241 have also been published in the Journal of Leukocyte Biology, Cancer Gene Therapy, Cancer Research, Molecular Therapy, Oncogene, Surgery, and International Immunopharmacolgy. Data from this work have also been presented at the annual San Antonio Breast Cancer Symposium.
     We have exclusive licenses from Columbia University and The University of Texas M. D. Anderson Cancer Center to mda-7 tumor suppressor technology for our therapeutic applications. We originally licensed aspects of this technology from Corixa Corporation (“Corixa”), which was subsequently acquired by GlaxoSmithKline, which in turn assigned its interest in this license to Columbia University. The technology licensed from M. D. Anderson Cancer Center was developed pursuant to sponsored and collaborative research programs over the past several years. Pre-clinical studies regarding the active component of INGN 241 have included research at The University of Texas M. D. Anderson Cancer Center and Columbia University. We have an exclusive license to a family of patent applications covering methods and compositions of the mda-7 tumor suppressor with several types of currently available therapies, including conventional chemotherapies, vascular endothelial growth factor inhibitors, such as Avastin® (bevacizumab), non- steroidal anti-inflammatory drugs, which include COX-2 inhibitors such as Celebrex®, (celecoxib) and proteasome inhibitors, which can increase therapeutic functionality, such as Velcade® (bortezemib).
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
     We have completed a Phase 1/2 clinical trial in collaboration with the Moffitt Cancer Center at the University of South Florida in patients with small cell lung cancer. We are also conducting a Phase 1/2 trial in patients with breast cancer in collaboration with the University of Nebraska. In this trial, INGN 225 was administered after the patients have been treated with standard chemotherapy.
     The results from the Phase 1/2 trial in patients with extensive-stage small cell lung cancer who were previously treated with chemotherapy demonstrated a 45 percent response rate in patients with platinum-resistant small-cell lung cancer who received chemotherapy following INGN 225. The historical response rate is generally less than 15 percent in these patients. Among the 43 patients evaluable for survival following INGN 225 treatment, survival was also improved compared to historical controls.
     Moffitt Cancer Center plans to conduct a Phase 2 randomized, controlled study of INGN 225 involving as many as 80 patients. The National Institutes of Health National Cancer Institute awarded to Moffitt Cancer Center a grant of approximately $1.3 million to fund this trial. We have the right to, and expect we will, use the clinical data generated from this study as part of our INGN 225 commercial development efforts.
  INGN 234 (p53 topical)
     We are developing INGN 234 for the prevention of oral cancers and the treatment of oral leukoplakia. We have conducted a Phase 1 clinical trial in which p53 is being administered in an oral mouthwash formulation to prevent precancerous oral lesions from developing into cancerous lesions. We are conducting pre-clinical work on other topical administrations of tumor suppressors to control or prevent oral or dermal cancers. We are investigating multiple delivery platforms, including both viral and non-viral approaches. We are also investigating combining delivery of our therapies with rinses, patches, ointments and enhancing polymers. We believe the opportunity exists to develop non-toxic treatments for pre-malignant and malignant cells that can be easily exposed to natural biological tumor suppressor and DNA repairing molecules.
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
     The interim results of this clinical trial were presented by the M. D. Anderson Cancer Center investigators at the 2007 annual meeting of the American Association of Cancer Research. That presentation noted this clinical trial consists of thirteen patients first treated with front line cisplatin combination chemotherapy, which failed to halt their disease. They received INGN 401 as a second line therapy. At the time of this presentation, the median survival time for the patients in this study was 14.6 months which compares favorably to a seven-month median survival time for patients receiving conventional second line therapy. No significant drug-related toxicity has been observed with respect to INGN 401. The clinical trial continues and no maximum tolerated dose has been established.

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
  Manufacturing and Process Development
     Commercialization of a targeted molecular therapy product requires process methodologies, formulations and quality release assays to produce high quality materials at a large scale. We believe the expertise we have developed in the areas of manufacturing and process development represents a competitive advantage. We have developed scale-up methodologies for both upstream and downstream production processes, formulations that are safe and stable, and product release assays that support product quality control.
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
     Pursuant to the alliance agreement, we are conducting research and development activities involving specialized formulations of our molecular therapies (such as p53, mda-7 and FUS-1) targeted at precancerous conditions of the oral cavity and at oral cancer. The objective is to market these formulations as oral healthcare products. The alliance agreement excludes certain of our cancer product candidates, including ADVEXIN therapy, INGN 241, INGN 225 and INGN 401.
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
     Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero during the three months ended September 30, 2007 and September 30, 2006, respectively, and zero and $150,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively. We are not obligated to make any additional such purchases at this time. We recorded these purchases as research and development expense.
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
  Silence Therapeutics plc
     We own approximately 6.3% of the issued share capital of Silence Therapeutics plc (formerly SR Pharma plc). We purchased these shares for approximately $3.0 million in July 2005. The shares we own had a quoted market value of $16.2 million at September 30, 2007 and $13.7 million at November 5, 2007. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products.
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

     To maintain the exclusivity of these licenses, we are required to conduct ongoing research and development of, and/or use commercially reasonable efforts to, commercialize these technologies. We have agreed to pay M. D. Anderson Cancer Center royalties on sales of products utilizing these technologies. We are obligated to reimburse M. D. Anderson Cancer Center’s costs that may be incurred in connection with obtaining patents related to the licensed technologies. Our strategy for product development is designed to take advantage of the significant multidisciplinary resources available at M. D. Anderson Cancer Center. These efforts have resulted in our becoming a significant corporate sponsor of activities at M. D. Anderson Cancer Center in recent years and have yielded to us exclusive patent and licensing rights to numerous technologies.
  National Cancer Institute
     We have multiple cooperative research and development agreements, or CRADA, with the NCI. Under one of these agreements, the NCI will conduct a Phase 2 clinical study to treat cancer patients with genetically engineered therapies targeted to abnormal p53 pathways. This clinical study will combine our p53 formulations with a novel p53 targeted treatment developed by investigators at the NCI. This agreement continues until March 2012 and is terminable earlier upon the mutual consent of the parties. We will pay the NCI approximately $19,000 per quarter through March 2009 to support their technical, statistical and administrative activities under this CRADA.
     Under another CRADA, the NCI agreed to sponsor and conduct pre-clinical and human clinical trials to evaluate the effectiveness and potential superiority to other treatments of ADVEXIN therapy against a range of designated cancers, including breast cancer, ovarian cancer, bladder cancer and brain cancer. To date, the NCI has conducted numerous Phase 1 clinical trials for ADVEXIN therapy. The NCI provided most of the funding for these activities. We supplied the NCI with ADVEXIN therapy product to be administered in these trials. We have exclusive rights to all pre-clinical and clinical data accumulated under the CRADA. The CRADA has a flexible duration, but is terminable upon the mutual consent of the parties or upon 30 days notice of either party.
  Research and License Agreements for mda-7 Tumor Suppressor Programs
     We have exclusive licenses from Columbia University and The University of Texas M. D. Anderson Cancer Center to mda-7 tumor suppressor related technology for our therapeutic applications. The technology licensed from M. D. Anderson Cancer Center was developed pursuant to sponsored and collaborative research programs over the past several years. The agreement is effective until the last to expire of the subject patents. It is terminable upon the breach or insolvency of either party. Under the sublicense agreement, we have agreed to make additional payments to Columbia University upon the achievement of development milestones, as well as royalty payments on product sales.
  Moffitt Cancer Center
     We are collaborating with the H. Lee Moffitt Cancer Center and Research Institute to advance our INGN 225 molecular cancer immunotherapy program. Moffitt Cancer Center has conducted pre-clinical research with us and has completed a Phase1/2 clinical trial in patients with small cell lung cancer . The National Institutes of Health National Cancer Institute awarded Moffitt Cancer Center a grant of approximately $1.3 million to conduct a Phase 2 clinical trial of INGN 225. We have the right to, and expect we will, use the clinical data generated from this study as part of our INGN 225 commercial development efforts.
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
Patents and Intellectual Property
  Our Portfolio
     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure continued strong technology development and technology transfer from companies and research institutions with whom we work. We have entered into a number of exclusive license agreements or options with companies and institutions, including M. D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Aventis Pharmaceutical Products, Inc. (Aventis), which is now Sanofi-Aventis, Columbia University, VirRx and LXR, with the LXR rights being subsequently sold to Tanox, which in turn has been acquired by Genentech. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.

     We currently own or have an exclusive license to a large number of issued and pending United States and foreign patents and patent applications. Currently, the last to expire patents key to our ADVEXIN therapy expire in 2020. We have applications pending that could extend our coverage for our ADVEXIN therapy beyond these dates. Patents key to our INGN 241 product, using the mda-7 tumor suppressor, expire in the time frame of 2013 to 2016, although we have pending patent cases that could extend our protection beyond these expiration dates. The exclusive licenses that give us rights on the patents, and applications that such licenses cover, will expire no earlier than the life of any patent covered under the license.
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
     We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In the case of technologies we have licensed, we may not have the ability to make the final decisions on how the patent application process is managed, and accordingly may be unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

     Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be diminished.
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At September 30, 2007, we had an accumulated deficit of $193.2 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At September 30, 2007, we had cash, cash equivalents and short-term investments of $21.9 million, compared to $41.3 million at December 31, 2006.
     We have used cash primarily as follows (in thousands):

	Nine Months
	Ended September 30,
	2006	2007
Operating activities	$16,323	$17,404
Purchases of property and equipment	102	52
Principal payments on notes payable	624	704
Payment of offering costs related to previous sales of common stock	—	1,571
     We have received cash primarily as follows (in thousands):

	Nine Months
	Ended September 30,
	2006	2007
Proceeds from notes payable	$377	$157
Proceeds from stock option exercises	37	145
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
     In November and December 2006, we sold approximately 6.3 million shares of our common stock in direct equity offerings pursuant to a shelf registration statement for an aggregate purchase price of approximately $30.0 million. Our net proceeds from these transactions, after related expenses payable in cash, were approximately $27.6 million. These expenses include approximately $2.1 million of fees to the placement agent for this transaction, of which $1.5 million were paid in January 2007 and $601,000 are payable in equal installments over 24 months through December 2008. Warrants were issued to the placement agent to purchase up to 73,199 shares of our common stock at a price of $5.03 per share, exercisable beginning November 2008, and 326,801 shares of our common stock at a price of $4.75 per share, exercisable beginning December 2008. These warrants will expire in December 2015.
     We have an effective registration statement on Form S-3 (Commission File No. 333-140424) for the sale by us of shares of our common stock with an aggregate offering price of up to $150.0 million.
  Stock Options
     From time-to-time, we grant options to purchase our common stock to our directors, officers, employees and other service providers in recognition of their contribution to achieving our corporate objectives and as an incentive for their future contributions to the Introgen. These options typically vest under the following general terms:
•	Options issued to members of our Board of Directors vest monthly over 12 months.

•	Options issued to our Chief Executive Officer vest 100% on the date of grant.

•	Options issued to other persons generally vest 25% on each annual anniversary of the option grant date such that they are fully vested after four years.

     Our outstanding stock options have an exercise price equal to the market price of our common stock on their date of grant. At September 30, 2007, we had options outstanding to purchase the following numbers of shares of our common stock:

			Range of
Vested	Unvested	Total	Exercise Prices
Options	Options	Options	Per Share
5,627,945	2,582,929	8,210,874	$0.52 to $8.94
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2006	2007	2006	2007
16,675	0	61,501	206,723
  Restricted Stock
     In connection with the formation of GPL, 150,000 shares of restricted common stock (also called ordinary shares) of that entity were granted to certain of Introgen’s directors, officers, employees and key medical consultants as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under vesting schedules that are contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
  Stock Purchase Warrants
     From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. At September 30, 2007, we had warrants outstanding and obligations to issue warrants to purchase an aggregate of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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
  Investment in Silence Therapeutics plc
     As of September 30, 2007, we owned approximately 6.3% of the issued share capital of Silence Therapeutics plc. The shares we own had a fair market value of approximately $16.2 million at September 30, 2007 and $13.7 million at November 5, 2007. We paid approximately $3.0 million for these shares. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
  London Stock Exchange
     We are evaluating the feasibility of listing our common stock on the LSE, which would be in addition to the listing of our common stock on the Nasdaq Global Market in the United States. We believe an LSE listing may allow us to better leverage our assets on a global basis and, specifically, in Europe and Asia.

  Subsidiaries
     In March 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future. The amount of future grant funding, if any, available to IRI to perform research and development is dependent upon many factors, including the availability of grants from government agencies, performance of the work and incurring the costs contemplated by the grants, the success in obtaining additional grants in the future and compliance with statutes and regulations governing such grants. For the three and nine months ended September 30, 2007, we recorded grant income of zero and $213,000 related to grants held by IRI.
     In May 2007, we established the following subsidiaries:
•	Introgen Global Limited (“IGL”), owned 100% by Introgen;

•	Gendux Pharmaceuticals Limited (“GPL”), owned 85% by IGL; and

•	Gendux Molecular Limited (“GML”), owned 100% by GPL.
     These subsidiaries were formed to develop and commercialize targeted molecular medicines in European markets. We have licensed certain technologies to IGL and anticipate that it might further sublicense certain technologies to GPL and/or GML.
     Introgen originally owned 85% of GPL, but on September 5, 2007, Introgen transferred its ownership of GPL to its wholly-owned subsidiary, IGL. The 15% of GPL not owned by IGL is owned by certain of Introgen’s directors, officers, employees and key medical consultants in the form of 150,000 shares of restricted common stock (also called ordinary shares) granted to them as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions. These restrictions are subject to release under vesting schedules that are contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
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
     Cash, Cash Equivalents and Short-term Investments. Our cash, cash equivalents and short-term investments include investments in short-term, investment grade securities, which currently consist primarily of United States federal government obligations. These investments are classified as held-to-maturity and are carried at amortized cost. At any time, amortized costs may be greater or less than fair value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. We could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded. We intend to hold short term investments until their maturity date.
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

     Revenue Recognition. We recognize revenue as follows:
•	Contract services revenue is recognized when the related services are completed and delivered to the customer. We record deferred revenue for cash received for which the related work has not been completed and/or the related expense has not been incurred.

•	Grant revenue is recognized when research expense relating to a grant is incurred and the work contemplated under the grant has been performed.

•	Rental income from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease is recognized on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized is recorded as deferred revenue. Rental income is included in other income in the accompanying condensed consolidated statement of operations.
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
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 beginning January 1, 2007, which did not have a material impact on our financial position and results of operations.
     In June 2007, the FASB ratified the consensus reached by the FASB Emerging Issues Task Force on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires entities to defer income statement recognition of nonrefundable advance payments for research and development activities, such as up-front nonrefundable payments to contract research organizations, if the contracted party has not yet performed activities related to the up-front payment. Amounts deferred are to be recognized by the contracting company as expense when the research and development activities are performed. The application of EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Earlier application of EITF 07-3 is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into after the effective date of EITF 07-3. We do not expect the application of EITF 07-3 to have a material affect on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Both these statements are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The nature of our business and the items reflected in our financial statements are such that we believe these statements will have little or no effect on our financial statements in the foreseeable future.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended September 30, 2007 and September 30, 2006” and “Comparison of Nine Months Ended September 30, 2007 and September 30, 2006”
     To commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years and involves compliance with requirements covering pre-clinical research, clinical trials, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials and other work demonstrating our product candidates are safe and effective for a particular cancer type or other disease. The FDA and other similar agencies throughout the world have substantial discretion over the work we must perform to obtain regulatory approval.
     The likelihood that a product candidate will be commercially successful may be affected by a variety of factors, including, among others, the quality of the product candidate, the validity of the target and disease indication, early clinical data, competition, manufacturing capability and commercial viability. Because of the discretion of the FDA and similar agencies throughout the world, as well as the foregoing factors, we cannot predict with reasonable accuracy:
•	The future expense we will incur developing these product candidates;

•	When we will complete our work in developing these product candidates;

•	When, if ever, we will earn significant revenue from approved products that might result from these product development programs.
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
Comparison of Three Months Ended September 30, 2007 and September 30, 2006
     The following comparisons are for the three months ended September 30, 2007 and September 30, 2006. References to the “2007 period” refer to the three months ended September 30, 2007 and references to the “2006 period” refer to the three months ended September 30, 2006. All dollar amounts are in thousands unless noted otherwise.

Contract Services, Grant and Other Revenue

	Three Months
	Ended September 30,
	2006	2007
Contract services, grant and other revenue	$733	$139
Percent increase (decrease) from previous period	N/A	(81)%
         The change in contract services, grant and other revenue for the 2007 period compared to the 2006 period was a result of :
•	Decreased contract manufacturing process development and product production services revenue as a result of the completion of certain such work previously in process that was not replaced with additional such work.
•	Increased contract services revenue from clinical trials management work we performed for third parties.

  Research and Development Expense

	Three Months
	Ended September 30,
	2006	2007
Pre-clinical stage programs expense	$201	$474
Clinical stage programs expense	3,049	3,683
General research and development expense	1,006	917

Total research and development expense	$4,256	$5,074

Percent increase (decrease) in total from previous period	N/A	19%
     Research and development expense included share-based compensation expense of $180,000 for the 2007 period and $267,000 for the 2006 period.
     The change in research and development expense in the 2007 period compared to the 2006 period was a result of:
•	Increased costs related to our preparation of regulatory filings with the FDA and EMEA for ADVEXIN therapy;
     which was offset by:
•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2007 period;
•	Decreased legal expenses associated with patents and trademarks due to the completion of certain intellectual property legal activities. We have ongoing programs involving the filing of additional patents and trademarks and defending the patents and trademarks we have in place such that our expenses related to that work could increase materially in the future; and
•	Credits to expense resulting from the reduction of amounts previously accrued for possible state sales and use tax liabilities. As a result of the completion of audits by taxing authorities of our sales and use tax liability for certain prior periods, our liability for those taxes was less than previously estimated.

  General and Administrative Expense

	Three Months
	Ended September 30,
	2006	2007
General and administrative expense	$2,546	$2,980
Percent increase (decrease) from previous period	N/A	17%
     General and administrative expense included share-based compensation expense of $0.9 million for the 2007 period and $0.9 million for the 2006 period. The change in general and administrative expense in the 2007 period compared to the 2006 period was a result of:

•	Expanded activities necessary to support the preparation of our regulatory filings with the FDA and the EMEA for ADVEXIN therapy, and

•	Increased professional fees related to the establishment of new subsidiaries.

  Share-Based Compensation Expense

	Three Months
	Ended September 30,
	2006	2007
Share-based compensation expense	$1,195	$1,126
Percent increase (decrease) from previous period	N/A	(6)%
     The dollar amount of share-based compensation expense was generally comparable between the 2007 period and the 2006 period as there were no material differences in the level or nature of our share-based compensation activities between those periods.

Interest Income

	Three Months
	Ended September 30,
	2006	2007
Interest income	$226	$281
Percent increase (decrease) from previous period	N/A	24%
     The change in interest income in the 2007 period compared to the 2006 period was a result of:
•	A higher overall average balance of cash, cash equivalents and short-term investments in the 2007 period compared to the 2006 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 as further discussed in the “Financial Overview” section above, and

•	Generally higher interest rates during the 2007 period compared to the 2006 period.

Interest Expense

	Three Months
	Ended September 30,
	2006	2007
Interest expense	$176	$169
Percent increase (decrease) from previous period	N/A	(4)%
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

Other Income

	Three Months
	Ended September 30,
	2006	2007
Other income	$281	$257
Percent increase (decrease) from previous period	N/A	(9)%
     The dollar amount of other income was generally comparable between the 2007 and 2006 periods, which is consistent with the nature of our activities that generate other income. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006
     The following comparisons are for the nine months ended September 30, 2007 and September 30, 2006. References to the 2007 period refer to the nine months ended September 30, 2007 and references to the 2006 period refer to the nine months ended September 30, 2006. All dollar amounts are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	Nine Months
	Ended September 30,
	2006	2007
Contract services, grant and other revenue	$1,056	$543
Percent increase (decrease) from previous period	N/A	(49)%
     The change in contract services, grant and other revenue for the 2007 period compared to the 2006 period was a result of:
•	Decreased contract manufacturing process development and product production services revenue as a result of the completion of certain such work previously in process that was not replaced with additional such work;
     which were offset by:
•	Increased contract services revenue for research work we performed for third parties; and

•	Increased revenue earned under research grants from U. S. government agencies;
  Research and Development Expense

	Nine Months
	Ended September 30,
	2006	2007
Pre-clinical stage programs expense	$1,022	$1,137
Clinical stage programs expense	10,422	9,359
General research and development expense	2,754	2,516

Total research and development expense	$14,198	$13,012

Percent increase (decrease) in total from previous period	N/A	(8)%
     Research and development expense included share-based compensation expense of $799,000 for the 2007 period and $737,000 for the 2006 period.
     The change in research and development expense in the 2007 period compared to the 2006 period was a result of:
•	Decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in the 2006 period;
•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2007 period;
•	Reaching an agreement with a third party that resulted in us not having to pay certain of their invoices that were previously included in our accounts payable;
•	The expiration of the requirement to purchase additional shares of VirRx, discussed in Note 6 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007, under “Business and Collaborative Arrangements — VirRx, Inc;”
•	Decreased legal expenses associated with patents and trademarks due to the completion of certain intellectual property legal activities. We have ongoing programs involving the filing of additional patents and trademarks and defending the patents and trademarks we have in place such that our expenses related to that work could increase materially in the future; and

•	Credits to expense resulting from the reduction of amounts previously accrued for possible state sales and use tax liabilities. As a result of the completion of audits by taxing authorities of our sales and use tax liability for certain prior periods, our liability for those taxes was less than previously estimated.
     which were partially offset by:
•	Increased costs related to our preparation of regulatory filings with the FDA and EMEA for ADVEXIN therapy.
  General and Administrative Expense

	Nine Months
	Ended September 30,
	2006	2007
General and administrative expense	$9,615	$9,780
Percent increase (decrease) from previous period	N/A	2%
     General and administrative expense included share-based compensation expense of $3.1 million for the 2007 period and $4.3 million for the 2006 period.
     The change in general and administrative expense in the 2007 period compared to the 2006 period was primarily due to:
•	Increased legal fees incurred with respect to certain matters arising during the normal course of our business;
•	Increased security listing fees primarily resulting from our sale of common stock in November and December 2006;

•	Increased fees related to investor and public relations; and

•	Increased insurance costs; which were partially offset by:
•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense”; and
•	Decreased financial advisory fees associated with raising capital in 2006 for which we did not incur similar expenses in 2007.
  Share-Based Compensation Expense

	Nine Months
	Ended September 30,
	2006	2007
Share-based compensation expense	$4,993	$3,885
Percent increase (decrease) from previous period	N/A	(22)%
     The change in share-based compensation expense in the 2007 period compared to the 2006 period was a result of:
•	A grant in the 2006 period to our CEO of a fully vested option to purchase 250,000 shares of common stock for which there was no similar grant in the 2007 period, and;
•	Variances in the risk-free interest rate, the volatility of our stock price and other factors consider in our determination of share-based compensation expense using the Black-Scholes option pricing model.
  Interest Income

	Nine Months
	Ended September 30,
	2006	2007
Interest income	$792	$1,096
Percent increase (decrease) from previous period	N/A	38%

     The change in interest income in the 2007 period compared to the 2006 period was a result of:
•	A higher overall average balance of cash, cash equivalents and short-term investments in the 2007 period compared to the 2006 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 as further discussed in the “Financial Overview” section above, and

•	Generally higher interest rates during the 2007 period compared to the 2006 period.
  Interest Expense

	Nine Months
	Ended September 30,
	2006	2007
Interest expense	$507	$514
Percent increase (decrease) from previous period	N/A	1%
     Interest expense increased for the 2007 period compared to the 2006 period due to:
•	Additional borrowings subsequent to the 2006 period to finance equipment acquisitions and higher interest rates on those additional borrowings;
•	A higher interest rate on our mortgage note payable in the 2007 period compared to the 2006 period as a result of an adjustment to that interest rate during the 2006 period in connection with the exercise of our option to extend the term of that note payable;
     which were partially offset by:
•	Reductions in the total principal balance on which we are paying interest as a result of normal debt service payments.
Other Income

	Nine Months
	Ended September 30,
	2006	2007
Other income	$824	$755
Percent increase (decrease) from previous period	N/A	(8%)
     The dollar amount of other income was generally comparable between the 2007 and 2006 periods, which is consistent with the nature of our activities that generate other income. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2007 period refer to the nine months ended September 30, 2007 and references to the 2006 period refer to the nine months ended September 30, 2006. All dollar amounts are in thousands unless noted otherwise.
     We have incurred annual operating losses since our inception. At September 30, 2007, we had an accumulated deficit of $193.2 million.
     Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months. Our marketable securities consist of issued share capital of other public companies and are classified as available-for-sale. Our balances are as follows:

	December 31,	September 30,
	2006	2007
Cash and cash equivalents	$25,578	$9,404
Short-term investments	15,767	12,504

Total cash, cash equivalents and short-term investments	41,345	21,908
Marketable securities	6,957	16,162

Total cash, cash equivalents, short-term investments and marketable securities	$48,302	$38,070

     The change in our cash and cash equivalents, exclusive of short-term investments and marketable securities, consisted of the following amounts, the details of which are presented in our condensed consolidated statements of cash flows in “Item 1. Financial Statements” above:

	Nine Months
	Ended September 30,
	2006	2007
Used in operating activities	$16,323	$17,404
Provided by investing activities	$1,908	$3,211
Used by financing activities	$210	$1,973
     From inception through September 30, 2007, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash (in millions):

Equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC	$69.1
Collaborative research and development payments from Aventis from 1994 to 2000	49.7
Private equity sales to Aventis from 1994 to 1999	39.4
Initial public offering in October 2000	32.2
Private equity sales to various other parties	29.5
Contract services, grants, interest and other income	24.8
Equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005	19.6
Mortgage financing from banks for our facilities	9.9
Sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials from 1997 to 2000	7.5
Leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes	6.3
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

  Net Cash Used in Operating Activities

	Nine Months
	Ended September 30,
	2006	2007
Net Cash Used in Operating Activities	$16,323	$17,404
     The net cash we used in our operating activities relates to the following items:
•	Net loss — The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	Nine Months
	Ended September 30,
	2006	2007
Net loss	$(21,648)	$(20,912)
Less expenses not requiring the use of cash:
Non-controlling interest in income of consolidated subsidiary	—	—
Depreciation	1,098	788
Share-based compensation	4,995	3,885
Amortization of grant rights acquired	133	—

Portion of net loss for which we use cash	$(15,422)	$(16,239)

Percent decrease from previous period	N/A	5%

     See “Comparison of Nine Months Ended September 30, 2007 and September 30, 2006” above for a discussion of the changes in the components of our net loss.
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
•	Deferred revenue and other — These accounts relate to:
•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increase our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue;
•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized are recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis; and

•	The long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006.
     The change in deferred revenue and other in the 2007 period compared to the 2006 period was due to:
•	The monthly rent payments we received under a sublease of a portion of our facilities to M. D. Anderson Cancer Center being less than the monthly revenue we recognized on a straight-line basis for all of the 2007 period whereas, that situation existed for only a portion of the 2006 period due to a scheduled decrease in those rent payments becoming effective during the 2006 period; and
•	A decrease in other liabilities related to the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006 as a result of us making scheduled payments of those fees.
•	Other assets — Other assets decreased during the 2007 period and 2006 periods. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in prepaid assets during the 2007 and 2006 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business as a whole.
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
  Net Cash Provided By Investing Activities

	Nine Months
	Ended September 30,
	2006	2007
Net Cash Provided By Investing Activities	$1,908	$3,211
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	A higher level of net activity in sales of short-term investments in the 2007 period compared to the 2006 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock;
     with those activities offset by:
•	A lower amount of equipment purchases to support our business being necessary in the 2007 period compared to the 2006 period since our facilities were outfitted in previous periods with the equipment necessary to conduct our current level of operations.
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

  Net Cash Used by Financing Activities

	Nine Months
	Ended September 30,
	2006	2007
Net Cash Used by Financing Activities	$210	$1,973
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	The payment during the 2007 period of approximately $1.6 million of fees payable to a placement agent that we accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006;
•	An increase in principal payments under notes payable in the 2007 period compared to the 2006 period due to additional borrowings during and subsequent to the 2006 period to finance equipment purchased during that period; and
•	A decrease in proceeds from borrowings to finance equipment purchased in the 2007 period compared to the 2006 period due to a lower level of equipment purchases;
     which were offset by
•	An increase in proceeds from exercise of options for common stock in the 2007 period compared to the 2006 period, which is activity that can vary based upon the discretionary actions of the individuals holding such options.
  Debt Service, Lease and Other Contractual Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for October 1, 2007 through December 31, 2007	$389
Total debt service payments due during the year ending December 31:
2008	1,089
2009	881
2010	771
2011	735
Thereafter	9,648

Total debt service payments	13,513
Less portion representing interest	(5,696)

Total principal balance at September 30, 2007	$7,817

Principal balance presented on the September 30, 2007 balance sheet as liabilities in these categories:
Current portion of notes payable	$637
Notes payable, net of current portion	7,180

Total principal balance at September 30, 2007	$7,817

     We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:
•	A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation;
•	A lease for a building housing our second production facility with annual rent payments of $97,000 through January 2009, and;
•	A lease for our corporate office space with annual rent payments of $230,000 through July 2009.
     The latter two leases are subject to adjustment annually for changes in operating expenses.
     For operating leases, no liability related to them is reflected on our balance sheet in accordance with generally accepted accounting principles. Payments under these operating leases will continue until the expiration of the initial term of each lease. Future minimum annual rental payments due under these leases and all other operating leases are as follows (in thousands):

October 1, 2007 through December 31, 2007	$133
Year ending December 31, 2008	520
2009	317
2010	166
2011	161
Thereafter	2,303

Total minimum lease payments under operating leases	$3,600

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
     Pursuant to a consulting agreement, we pay consulting fees of approximately $175,000 per annum to EJ Financial Enterprises, Inc. (EJ Financial), a company owned by a member of our Board of Directors. EJ Financial provides us guidance on strategic product development, business development and marketing activities. We are obligated to continue paying this fee until we terminate the services of that company at our option.
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic and Cardiovascular Surgery and Director of the W. M. Keck Center for Cancer Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $215,000 per annum, with that amount subject to adjustment for inflation in the future. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of September 30, 2007, we would have been obligated to make final payments totaling $215,000. Dr. Roth is one of our stockholders.
     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated to make future payments of fees to the placement agent totaling $375,000. These fees are payable in monthly installments of approximately $25,000 through December 2008.
     We have a cooperative research and development agreement, or CRADA, with the NCI under which we will pay the NCI approximately $19,000 per quarter through March 2009 to support their technical, statistical and administrative activities under this CRADA.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center, a component institution of The University of Texas System, which is one of our stockholders. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $23,000 per month during the non-cancelable term of this lease, which expires in 2009.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at September 30, 2007 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
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
     We have performed sensitivity analyses as of September 30, 2007 and December 31, 2006 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at September 30, 2007 and December 31, 2006. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of September 30, 2007 would decrease our interest income by approximately $219,000 per year and approximately $55,000 per quarter, compared to a decrease in our interest income of approximately $413,500 per year and approximately $103,375 per quarter as of December 31, 2006.
     At September 30, 2007, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     These marketable securities are subject to significant fluctuation in fair value due to the volatility of the industry in which Silence Therapeutics participates and changes in the relative foreign currency values. We do not hedge our equity price risk or foreign currency translation exposure or invest in derivative securities. We have performed sensitivity analyses as of September 30, 2007 and December 31, 2006 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% decline in the stock price of our marketable securities, a hypothetical 10% decline in foreign currency exchange rates relative to the U.S. dollar and a simultaneous hypothetical 10% decline in the stock price of our marketable securities and in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our public company marketable securities. The foreign currency exchange rates we used were based on market rates in effect at September 30, 2007 and December 31, 2006. The sensitivity analyses indicated that:
•	A hypothetical 10% decrease in the stock price of our marketable securities as of September 30, 2007 would decrease the value of those marketable securities by approximately $1.6 million, compared to a decrease in the fair value of those marketable securities of approximately $696,000 as of December 31, 2006;
•	A hypothetical 10% decrease in the value of the British Pound as of September 30, 2007 would decrease the fair value of our marketable securities by approximately $1.6 million, compared to a decrease in the fair value of our marketable securities of approximately $696,000 as of December 31, 2006; and

•	A hypothetical 10% decrease in the stock price of our marketable securities and a hypothetical 10% decrease in the value of the British Pound, in each case as of September 30, 2007, would decrease the fair value of our marketable securities by approximately $3.1 million, compared to a decrease in the fair value of our marketable securities of approximately $1.3 million as of December 31, 2006.
     Our purchase price for these Silence Therapeutics marketable securities was approximately $3.0 million. The quoted value of these marketable securities was approximately $16.2 million at September 30, 2007 and $6.9 million at December 31, 2006.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
     We have completed or are conducting clinical trials of our lead product candidate, ADVEXIN therapy, which is based on the p53 tumor suppressor, for the treatment of various cancers. Current or future clinical trials may demonstrate ADVEXIN therapy is neither safe nor effective.
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
     We cannot be certain the results we observed in our pre-clinical testing will be confirmed in clinical trials or the results of any of our clinical trials will support FDA or other regulatory approval. Pre-clinical and clinical data can be interpreted in many different ways, and the FDA or foreign regulatory officials could interpret differently data we consider promising, which could halt or delay our clinical trials or prevent regulatory approval.
     We may encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our BLA for ADVEXIN therapy, or other delays in the FDA’s review process. The FDA’s approval for marketing of other competing products before ADVEXIN therapy is approved could terminate this Fast Track designation for ADVEXIN therapy. Similarly, we may encounter delays in the regulatory approval process due to additional information requirements from the EMEA, unintentional omissions in our Marketing Authorization Application filed with the EMEA, or other delays in the EMEA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA or EMEA policy during the period of product development, clinical trials and FDA and EMEA regulatory review.
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
     We have generated operating losses since we began operations in June 1993. As of September 30, 2007, we had an accumulated deficit of approximately $193.2 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     Our strategy for the research, development and commercialization of our product candidates may result in our entering into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research, license and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, the NCI, Chiba University in Japan, Columbia University, Moffitt Cancer Center at the University of South Florida and VirRx, Inc., as well as numerous other institutions that conduct clinical trials work or perform pre-clinical research for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements and complying with the regulations and requirements governing clinical trials. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, or their compliance with regulatory requirements which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.
If we do not continue to receive grant funding from federal agencies and others we may be unable to continue our research and development programs for certain of our product candidates at current levels or in the manner we have planned for the future.
     We rely in part on grants from third parties, generally federal agencies, to provide the funding necessary to conduct our research and development programs for some of our technologies and product candidates. Funding of these grants is typically subject to government appropriations. These grants often contain provisions that allow for termination at the convenience of the government. Further, these grants are subject to complex federal guidelines and regulations. If federal agencies or regulatory authorities determine that we, or the programs for which we desire to receive or have received grant funding, do not qualify for funding, our scientific or product development programs could be slowed or stopped, and we may suffer financial losses and be unable to successfully commercialize our products.
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
     We compete with pharmaceutical and biotechnology companies, including Canji and Genvec, which are pursuing forms of treatment similar to ours for the diseases ADVEXIN therapy and our other product candidates target. We are aware that Canji, with its parent Schering-Plough, has in the past been involved in research and/or development of adenoviral p53 products and has numerous patents and patent applications relating to adenoviral p53 therapy. We understand Schering-Plough has stopped its adenoviral p53 clinical trials, and it is unknown whether these parties are continuing their adenoviral p53 research and/or development efforts. We are also aware that a Chinese pharmaceutical company, Benda Pharmaceutical, Inc. (formerly SiBiono GeneTech), has received regulatory approval from the Chinese drug regulatory agency to market an adenoviral p53 product only in China. We control an issued Chinese patent covering adenoviral p53, and a number of pending Chinese applications directed to p53 therapy and adenoviral production. We understand enforcement of patents in China is unpredictable. We do not know if monetary damages could be recovered from Benda Pharmaceutical, Inc. if its product infringes our patent or patent applications. Patent enforcement and respect of international patent standards, rules and laws have not historically been a key characteristic of the Chinese government and patent system. Geopolitical developments, including trade and tariff disputes between the government of China and the United States Department of Commerce could add additional uncertainty to any effort to enforce patents, recover damages, if any, or engage in the sales and marketing of patented or non-patented products in China. We are aware that ImClone and Bristol Myers Squibb have obtained marketing approval for a monoclonal antibody product (Erbitux) for the treatment of certain kinds of recurrent head and neck cancer. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop or acquire their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.
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
     We may be deemed to be an investment company under the Investment Company Act of 1940 (Investment Company Act) if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. At September 30, 2007, the value of our investment securities exceeded 40% of the value of our total assets, due primarily to an increase in the value of our non-controlling position in Silence Therapeutics (formerly SR Pharma). Our Board of Directors elected to take advantage of the Rule 3a-2 exemption for “transient” investment companies as of December 31, 2006, which allows us to avoid being deemed an investment company for up to one year as long as we have a bona fide intent to be engaged primarily, as soon as is reasonably possible, in a business other than that of investing, reinvesting, holding or trading in securities. In connection with such election, our Board of Directors directed management to take appropriate actions to regain compliance with the prima facie provisions of the Investment Company Act, including, among other things, liquidating certain investment securities. Accordingly, among other things, we intend over time to reduce the level of our investment securities by periodic sales or other dispositions of such investment securities. These dispositions may be effected under unfavorable market conditions. The lower rates of return realized after the reinvestment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the three and nine months ended September 30, 2007. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.
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
     Dr. John N. Kapoor, a member of our Board of Directors, is also associated with EJ Financial, a healthcare investment firm that is wholly owned by him. We have a consulting agreement with EJ Financial under which we pay EJ Financial $175,000 per year for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.
     David Parker, Ph.D., J.D., our Vice President, Intellectual Property, is a partner with the law firm Fulbright & Jaworski LLP, which provides legal services to us as our primary outside counsel for intellectual property matters.
     We have consulting and sponsored research relationships with Jack A. Roth, M.D., and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. Dr. Roth is one of our stockholders through entities he controls. For more information concerning these relationships, see our “Notes to Consolidated Financial Statements” beginning on page F-7 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.
     In March 2007, we became an owner of 49% of the outstanding stock of Introgen Research Institute (“IRI”). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
     In May 2007, we established Gendux Pharmaceuticals Limited (“GPL”) to develop and commercialize targeted molecular medicines in European markets. We anticipate Introgen will license certain of its technologies to this entity in connection with those activities. Introgen originally owned 85% of GPL, but on September 5, 2007, Introgen transferred its ownership of GPL to Introgen Global Limited (“IGL”), which is 100% owned by Introgen. IGL owns 85% of GPL in the form of preferred stock convertible by Introgen into common stock (also called ordinary shares) at any time. The other 15% of GPL is owned by certain of our directors, officers, employees and key medical consultants in the form of 150,000 shares of restricted common stock (also called ordinary shares) granted to them as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock is subject to transfer and other restrictions, including Introgen’s right to repurchase the shares. These restrictions, including this repurchase right, are subject to release under vesting schedules that are contingent upon continued service by the stockholder to Introgen and/or GPL. This stock is voted by Introgen under proxy from the stockholders. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material.
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

INTROGEN THERAPEUTICS, INC.
November 9, 2007	By:	/s/ James W. Albrecht, Jr.
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