Form 10-K
period 2007-12-31
INTROGEN THERAPEUTICS INC
filed 2008-03-17
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to              .
Commission file number: 000-21291

Introgen Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2704230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301 Congress Avenue,	78701
Suite 1850 Austin, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(512) 708-9310
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share
Securities registered pursuant to Section 12(g) of the Act:
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     The aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant, as of the last day of the Registrant’s second fiscal quarter, was approximately $89.1 million based upon the last sale price reported on the Nasdaq Global Market for June 30, 2007. For purposes of this disclosure, shares of common stock held by persons holding more than 5% of the outstanding shares of the Registrant’s common stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
     As of March 11, 2008, the Registrant had 44,004,099 shares of common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2007.

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
     Our primary approach to the treatment of cancers is to deliver targeted molecular therapies that increase production of normal cancer-fighting proteins to induce apoptosis, restore cell cycle or cell growth control and alter gene regulation, including the regulation of angiogenic and immune factors to reduce cancer growth. Our products work by acting as templates for the transient in vivo production of proteins that have pharmacological properties. The resultant proteins engage disease-related molecular targets or receptors to produce specific therapeutic effects.
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
     In recent years, scientists have made significant progress toward understanding the nature of the complete set of human genes, referred to as the human genome, and in evaluating the role that genes and the proteins they express play in both normal and disease states. Academic and governmental initiatives have sequenced a large number of the genes that comprise the human genome. As new genes are discovered and decoded within the human genome, scientists are identifying and understanding their functions and interactions within these pathways. These discoveries provide opportunities to develop targeted therapeutic applications for individual genes and the proteins they express, including treatment and prevention of disease. This approach is described as Personalized Medicine.
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
     While viruses are an efficient means of introducing therapeutic molecules into cells, synthetic substances have been developed, such as nanoparticles, which are nanoscale structures that have no viral components. These synthetic or nanoparticle systems can also deliver therapeutic molecules to host cells, including systemic routes of administration. These systems can mimic the characteristics of viral vector systems. We use both viral and synthetic nanoparticle systems in our clinical trials to deliver therapeutic molecules.
An Overview of Cancer
     Cancer is a leading cause of death in the United States, where approximately 1.4 million people are newly diagnosed with cancer and approximately 566,000 people die from the disease each year. Although the prevalence of specific cancers varies among different populations, we believe that the overall incidence of cancer worldwide is similar to that experienced in the United States. The National Institutes of Health (NIH) estimates the annual direct cost of treating cancer patients in the United States is approximately $89.0 billion.
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
The Introgen Strategy
     Our objective is to be a leader in the development of targeted molecular tumor suppressor therapies and other products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:
•	Develop and Commercialize ADVEXIN Therapy, INGN 241, INGN 225 and INGN 401 for Multiple Cancer Indications. We plan to continue our development programs to commercialize several of our product candidates in multiple cancer indications, including:
•	ADVEXIN therapy, using the p53 tumor suppressor;

•	INGN 241, using the mda-7 tumor suppressor (also known as interleukin 24 or IL-24);

•	INGN 225, using the p53 tumor suppressor as a highly specific cancer immunotherapy; and

•	INGN 401 systemic nanoparticle therapy, using the FUS-1 tumor suppressor.
•	Develop Our Portfolio of Targeted Molecular Therapies and Other Drug Products. Utilizing our research, clinical, regulatory and manufacturing expertise, we are evaluating development of additional molecular therapies for various cancers, including:
•	INGN 234, an oral rinse or mouthwash formulation containing the p53 tumor suppressor;

•	INGN 402 and 403, using nanoparticle formulations for systemic delivery of the p53 and mda-7 tumor suppressors; and

•	INGN 007, a replication-competent viral therapy.
•	Develop a Systemic Nanoparticle Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations. We also have in-licensed technologies for systemic nanoparticle delivery of DNA, siRNA, proteins, peptides and polypeptides.

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and

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
Product Development Overview
ADVEXIN Therapy (p53)
ADVEXIN Therapy Overview and Regulatory Status
     ADVEXIN therapy is our lead product candidate. It combines the p53 tumor suppressor with a non-replicating, non-integrating adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous.
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
     We have submitted, and the EMEA has accepted for review, a Marketing Authorization Application for ADVEXIN therapy under the EMEA’s Exceptional Circumstances Approval rules for breakthrough therapies. The application is for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome (LFS). Under these rules, approval, if granted by the EMEA, will be based on clinical results from the use of ADVEXIN therapy in LFS and also from results of other trials with ADVEXIN therapy in a wide variety of non-inherited solid tumors that share the p53 biomarker abnormality, which characterizes LFS.
     The EMEA’s Exceptional Circumstances Approval provisions are designed to facilitate access to needed treatments for certain Orphan Medicinal Products. A Marketing Authorization Application filed with the EMEA under these provisions can be reviewed on an expedited basis. This Exceptional Circumstance registration approach is designed by EMEA to be more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations.

     An audit and inspection of Introgen’s facilities and production processes was performed by a European Union Qualified Person (QP) during 2007.  This inspection resulted in the QP concluding that ADVEXIN therapy has been manufactured at this site in accordance with the standards of Good Manufacturing Practices in place in the EU for Investigation Medicinal Products (IMPs).  This inspection covered all aspects of ADVEXIN therapy manufacture, including production and purification, aseptic filling, labeling, and testing of raw materials, intermediates, and final product, and all quality systems in place for these aspects.  This certification was obtained in preparation for the EMEA’s inspection we anticipate upon review of the ADVEXIN therapy Marketing Authorization Application.
     Most of our regulatory activities involving the EMEA are conducted by Gendux Molecular Limited, a wholly-owned subsidiary of ours based in Ireland.
     We plan to analyze data from two Phase 3 clinical trials of ADVEXIN therapy in patients with advanced recurrent squamous cell carcinoma of the head and neck (recurrent head and neck cancer). These trials involve administration of ADVEXIN therapy, both independently and in combination with chemotherapy, in recurrent head and neck cancer.
     We received Fast Track designation for ADVEXIN therapy from the FDA under its protocol assessment program as a result of the FDA’s agreement with the design of our two Phase 3 clinical trials of ADVEXIN therapy. Under this Fast Track designation, the FDA will take actions to expedite the evaluation and review of the Biologics License Application (BLA) for ADVEXIN therapy. A BLA is the application for approval to market and sell ADVEXIN therapy in the United States. We plan to pursue with the FDA an Accelerated Approval of ADVEXIN therapy, which is one alternative provided under a Fast Track designation.
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
     The FDA has concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. By using new clinical data and new analyses of those data, we hope to more specifically target recurrent head and neck cancer in patients using indicators known as “biomarkers”, as discussed further below under “ADVEXIN Therapy as a Targeted Molecular Therapy.” We believe this Personalized Medicine approach will improve efficacy by identifying the patients most likely to benefit from ADVEXIN therapy.
     We submitted a SOPA Request to the FDA Division of Cellular and Gene Therapies proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer. This request was based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA is Phase 2 clinical data utilizing surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and conduct efficacy analyses on one or both of our Phase 3 trials. Given that we have two Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of

Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials.
     In addition to our original Phase 3 protocol determination to assess patient’s genomic mutation status and other Personalized Medicine characteristics, we subsequently reached agreement with the FDA that biomarker evaluations as described in its Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process. This initiative also encouraged sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. Our phase 3 statistical analysis plan and clinical protocols describe assessments of p53 biomarker profiles based upon p53 protein levels determined by immunohistochemistry and p53 mutational gene sequence evaluations. We have employed several biomarker and response criteria to evaluate ADVEXIN therapy efficacy as described below.
     We are currently conducting the efficacy analysis of one of our ADVEXIN therapy Phase 3 studies. This analysis involves comparing ADVEXIN therapy to methotrexate for the treatment of recurrent head and neck cancer. The efficacy assessment of the randomized, controlled clinical trial is based upon analysis of biomarkers and clinical outcomes. The efficacy evaluation of the Phase 3 study will incorporate the biomarker analyses identified in Phase 2 clinical trials of ADVEXIN therapy of recurrent head and neck cancer. The Phase 3 Statistical Analysis Plan was finalized with input from the FDA. We have followed advice from the FDA to accelerate our Phase 3 safety analysis and to perform an efficacy analysis for this study. An independent Data Safety Monitory Board review in 2006 noted no safety issues with the Phase 3 study. We completed the submission of the Phase 2 data to the FDA in the second quarter of 2007. These data contained information on response rate, survival and biomarker findings associated with the use of ADVEXIN therapy in recurrent head and neck cancer.
     During 2008, we plan to:
•	Conduct efficacy and biomarker analyses of one or both of our two Phase 3 clinical trials for recurrent head and neck cancer and plan to submit those date to the FDA and EMEA in support of ADVEXIN therapy registration programs;

•	Complete filings with the EMEA in support of an Exceptional Circumstance Approval Application for Li-Fraumeni Syndrome cancers.
     We have noted a positive correlation between ADVEXIN therapy clinical activity and p53 biomarker pathways in multiple patients with different types of cancer. We are continuing to analyze patient tissue samples for p53 and other biomarker data obtained from previously conducted clinical trials investigating the use of ADVEXIN therapy in various solid cancers. We plan to include relevant data from this research in our submissions to regulatory agencies.
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
     The FDA, the National Cancer Institute (NCI), and the Centers for Medicare & Medicaid Services are undertaking the Oncology Biomarker Qualification Initiative to expedite the development of novel cancer treatments that reflect the Personalized Medicine approach. These agencies define biomarkers as clinical or biological indicators of disease or therapeutic effects, which can be measured through dynamic imaging tests, laboratory tests on blood or tissue samples as well as by clinically defined parameters. This initiative was developed to employ biomarkers as a way of speeding the development and evaluation of new cancer therapies. The identification of predictive indicators of ADVEXIN therapy activity is responsive to these initiatives by predicting the patient populations most likely to benefit from a specific cancer therapy.
     We have compiled molecular biomarker data from several of our clinical studies in patients with head and neck, lung, prostate and Li-Fraumeni Syndrome cancers. Some of these studies are described in more detail in the following paragraphs. In the subset of patients with tumor samples available for evaluation, there was a statistically significant correlation between specific p53 biomarkers and tumor response after treatment with ADVEXIN therapy. In 54 cancer patients evaluated, tumor response after ADVEXIN therapy monotherapy was observed in 35 percent of patients with an abnormal p53 biomarker, and all tumor responses occurred in the abnormal p53 biomarker group. The association of tumor response with abnormal p53 biomarkers was statistically significant (p = 0.0013).
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
     Specific p53 biomarkers were associated with a statistically significant increase in tumor responses to ADVEXIN therapy in recurrent head and neck cancer. A reduction in tumor size was observed in 38 percent of patients with specific p53 biomarkers compared to none (zero percent) of the patients with p53 protein normal tumors. The increased tumor response associated with the favorable p53 biomarker was statistically significant (p = 0.05). In addition, certain p53 biomarkers were predictive for increased survival following ADVEXIN therapy treatment. Median survival of patients with the predictive p53 biomarker was 11.6 months, compared to 3.5 months for patients with other p53 profiles (p = 0.0007). These biomarker analyses were conducted with pre-treatment samples from 28 patients on a completely blinded basis by an independent laboratory that was not aware of the clinical results of the study.
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

     We have submitted, and the EMEA has accepted for review, a Marketing Authorization Application for ADVEXIN therapy under the EMEA’s Exceptional Circumstances Approval rules for breakthrough therapies. The application is for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome (LFS). Under these rules, approval, if granted by the EMEA, will be based on clinical results from the use of ADVEXIN therapy in LFS and also from results of other trials with ADVEXIN therapy in a wide variety of non-inherited solid tumors that share the p53 biomarker abnormalities, which characterize LFS.
     The EMEA’s Exceptional Circumstances Approval provisions are designed by EMEA to facilitate access to needed treatments for certain Orphan Medicinal Products. A Marketing Authorization Application filed with the EMEA under these provisions can be reviewed on an expedited basis. This registration approach is more streamlined than EMEA’s Conditional Approval procedures, which are similar to the FDA’s Accelerated Approval regulations. As a result of the encouraging clinical findings in treating Li-Fraumeni Syndrome, we are making ADVEXIN therapy available on a compassionate use basis to qualified Li-Fraumeni Syndrome patients with tumors refractory to standard treatment.
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
     Pre-clinical studies have provided insight into the molecular pathways by which the p53 tumor suppressor, the active component of ADVEXIN therapy, kills tumor cells. These studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways, including anti-angiogenesis or the reduction of blood vessels supplying the tumor, that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan, The University of Texas M. D. Anderson Cancer Center and other academic institutions and were published in Molecular Cancer Therapeutics and other scientific journals..
     Other data suggest the enhanced therapeutic effects of a combination of ADVEXIN therapy and Erbitux® therapy in an animal model of human non-small cell lung cancer. Other pre-clinical studies conducted by our collaborators at Wayne State University, the Karmanos Cancer Institute located in Detroit, Michigan and the University of California-Irvine, as published in The Laryngoscope, show that the combination of ADVEXIN therapy and docetaxel resulted in increased levels of programmed cell death in head and neck tumor cells.
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
     We have completed a Phase 1/early Phase 2 clinical trial using INGN 241 to evaluate safety, mechanism of action and efficacy in approximately 22 patients with solid tumors. This trial indicated that in patients with solid tumors, INGN 241 was well tolerated, was biologically active and displayed minimal toxicity associated with its use. Although INGN 241 was administered directly to tumors, evidence of distant biologic activity was observed, suggesting this therapy may have utility in treating primary tumors as well as metastatic disease. We are conducting a Phase 2 clinical trial using INGN 241 in patients with metastatic melanoma. We are also conducting a Phase 3 clinical trial using INGN 241 in combination with radiation therapy for solid tumors.
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
     Moffitt Cancer Center is conducting a Phase 2 randomized, controlled study of INGN 225 involving as many as 80 patients with metastatic, small-cell lung cancer. Mutations in the p53 tumor suppressor occur in approximately 90 percent of the patients with this disease such that this patient population is well-suited for testing the clinical efficacy of INGN 225. The National Institutes of Health National Cancer Institute awarded to Moffitt Cancer Center a grant of approximately $1.3 million to fund this trial. We have the right to, and expect we will, use the clinical data generated from this study as part of our INGN 225 commercial development efforts.
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
INGN 234 (p53 topical)
     We are developing INGN 234 for the prevention of oral cancers and the treatment of oral leukoplakia. We conducted a Phase 1 clinical trial in which p53 was administered in an oral mouthwash formulation to prevent precancerous oral lesions from developing into cancerous lesions.
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
     A Phase 1/early Phase 2 clinical trial is in process at M. D. Anderson Cancer Center testing INGN 401 in patients with advanced non-small cell lung cancer who have been treated previously with chemotherapy. INGN 401 was successfully delivered into the tumors of stage IV lung cancer patients and was found to be active in patients’ metastatic non-small cell lung cancer tumors. This finding is the first clinical demonstration that a gene can be injected intravenously and be taken up and expressed at high levels in cancer cells at distant sites.
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
INGN 007 (oncolytic viral therapy)
     We are developing INGN 007, a replication-competent viral therapy, which is also called an oncolytic virus, in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a molecule that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of the ASCO. We are developing this replication-competent viral therapy through our strategic collaboration with VirRx. We have submitted to the FDA our Investigational New Drug application for INGN 007 in solid tumors.
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
     We are evaluating additional molecules, including BAK, which hold promise as therapeutic candidates. BAK is a pro-apoptotic molecule that kills cancer cells. We are working with our collaborators at M. D. Anderson Cancer Center to identify and develop both viral and non-viral vectors containing this therapeutic molecule. We have exclusive rights to use the BAK molecule under a license with Genentech, Inc.
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
     These nanoparticle formulations have certain therapeutic advantages. While peptides alone may be rapidly removed from circulation, requiring frequent administration and high doses, our nanoparticle-polypeptide formulations can increase therapeutic activity and protect against rapid degradation normally associated with peptide therapy. Our peptide nanoparticles can include special targeting molecules to further enhance cellular uptake and to improve therapeutic efficacy. These formulations can be expected to have a systemic effect.
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
Additional Enabling Technologies
     Our research and licensing activities include a number of additional technologies that expand our capabilities. These activities include the following:
•	Multi-Molecule Vector System. This technology is designed to combine multiple therapeutic molecules with a vector. This approach has the potential for use with both viral and non-viral delivery systems to allow the activity of more than one molecular therapy at a time for disease treatment.

•	Pro-Apoptotic Molecule Delivery System. This technology is designed to allow the activity of pro-apoptotic, or apoptosis-inducing, molecules during treatment only, while temporarily suppressing the ability of the apoptotic molecule to kill producer cells during production. This system could facilitate more efficient production of pro-apoptotic agents.

•	Tissue-Specific Targeting Systems. This technology is designed to promote the activity of the therapeutic molecule in only those cells which have been affected by the disease being targeted. It is intended to be applied to both viral and non-viral vectors.
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
     Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero during the year ended December 31, 2007, $150,000 during the year ended December 31, 2006 and $600,000 during the year ended December 31, 2005. We are not obligated to make any additional such purchases at this time. We recorded these purchases as research and development expense.
     Under a collaboration and license agreement with VirRx, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we will receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment.

     The additional milestone stock purchases and cash payments are not anticipated to be required in the near future. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional stock purchases.
Silence Therapeutics plc
     We owned approximately 6.2% of the issued share capital of Silence Therapeutics plc at December 31, 2007. We purchased these shares for approximately $3.0 million in July 2005. The shares we owned at December 31, 2007, had a quoted market value of $10.2 million at that time. We sold these shares in their entirety subsequent to December 31, 2007, for net proceeds of approximately $7.4 million. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products.
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
     We have license agreements with The Board of Regents of The University of Texas System and M. D. Anderson Cancer Center, a component institution of The University of Texas System, whereby we have exclusive, worldwide licenses to make, use and sell certain technology. Under the terms of the license, we will pay M. D. Anderson Cancer Center a royalty based on net sales by us or our affiliates or by sublicense agreement of products incorporating any of such technologies. We are obligated by the license agreements to reimburse any of M. D. Anderson Cancer Center’s costs that may be incurred in connection with obtaining patents related to the licensed technologies.
     Our strategy for product development is designed to take advantage of the significant multidisciplinary resources available at M. D. Anderson Cancer Center. Through these efforts, we have licensed numerous technologies and patents over the past several years that we believe could hold promise for development into commercial products.
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
Research and Development Expense
     Our research and development expense was $19.1 million, $18.2 million and $21.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Facilities used to manufacture drugs and biologics are subject to periodic inspection by the FDA, EMEA and other authorities where applicable and must comply with the FDA’s CGMP regulations. Manufacturers of biologics also must comply with FDA’s general biological product standard. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.
Pre-Clinical Testing
     Pre-clinical testing includes laboratory evaluation of product chemistry and formulation as well as animal trials to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and pre-clinical safety tests must be conducted in compliance with FDA Good Laboratory Practices regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IND application to be reviewed by the FDA prior to the commencement of human clinical trials. Submission of an IND application may not result in FDA authorization to commence clinical trials, but the IND becomes effective if not rejected by the FDA within 30 days. The IND application must indicate:
•	The results of previous testing;

•	How, where and by whom the clinical trials will be conducted;

•	The chemical structure of the compound;

•	The method by which it is believed to work in the human body;

•	Any toxic effects of the compound found in the animal trials; and

•	How the compound is manufactured.
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
Competition
     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We will continue to face competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies.

Competition may arise from other drug development technologies, methods of preventing or reducing the incidence of disease, including molecular immunotherapies, and new small molecule or other classes of therapeutic agents. Developments by others may render our product candidates or technologies obsolete or non-competitive.
     We are aware that the Chinese pharmaceutical companies SiBiono GeneTech, Inc. (SiBiono GeneTech) and Shanghai Sunway Biotech Co. Ltd. have announced they have received regulatory approval from the Chinese drug regulatory authorities to market an adenoviral p53 product and an oncolytic virus product, respectively, both only in China. We are also aware of other pharmaceutical and biotechnology companies, including Canji, Inc. (Canji), Genvec, Inc. (Genvec) and ImClone Systems, Inc. (Imclone), which are pursuing forms of treatment for the diseases ADVEXIN therapy and our other product candidates target.
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
Human Resources
     As of March 1, 2008, we had approximately 80 employees and contracted personnel engaged in research and development, regulatory affairs, clinical affairs, manufacturing and quality, finance and corporate development activities. Several of our employees hold a Ph.D. or M.D. degree. Many of our employees have extensive experience in pharmaceutical and biotechnology industries.
Scientific Advisory Board
     We receive guidance on a broad range of scientific, clinical and technical issues from our Scientific Advisory Board. Members of our Scientific Advisory Board are recognized experts in their respective fields of research and clinical medicine related to molecular oncology. The members of the Scientific Advisory Board are:
     Jack A. Roth, M.D., Chairman of the Scientific Advisory Board, is Professor of the Department of Thoracic and Cardiovascular Surgery and Director of the W.M. Keck Center for Innovative Cancer Therapies at M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth was one of our founders and is our Chief Medical Advisor. Dr. Roth is a widely-recognized pioneer in the application of targeted molecular therapies to the treatment of cancer. He is the primary inventor of the technology supporting our tumor suppressor products. He received his M.D. from The Johns Hopkins University School of Medicine.

     Daniel D. Von Hoff, M.D., F.A.C.P., is the Physician-in-Chief and Senior Investigator for the Translational Genomics Research Institute (TGen) and Clinical Professor of Medicine at the University of Arizona, Arizona Cancer Center, Arizona Health Sciences Center. Dr. Von Hoff is also Chief Scientific Officer for US Oncology and Scottsdale Clinical Research Institute. Dr. Von Hoff is certified in medical oncology by the American Board of Internal Medicine. He received his M.D. from The Columbia College of Physicians and Surgeons.
     Elizabeth Grimm, Ph.D., is the Frances King Black Memorial Professor of Cancer Research and Deputy Chair, Department experimental therapeutics at M. D. Anderson Cancer Center. Dr. Grimm has served as Cancer Expert, Surgical Branch of the NCI. She received her Ph.D. in microbiology from the University of California, Los Angeles School of Medicine.
Item 1A.  Risk Factors
If we are unable to commercialize ADVEXIN therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed.
     Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize ADVEXIN therapy in various markets for multiple indications, which depends in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for ADVEXIN therapy and other product candidates. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize in the United States ADVEXIN therapy for the treatment of recurrent head and neck cancer. We cannot assure you we will receive approval for ADVEXIN therapy for the treatment of recurrent head and neck cancer or other types of cancer or indications in the United States or in other countries or if approved that we will achieve significant level of sales. If we are unable to do so, our business will be harmed.
If we fail to comply with FDA, EMEA or other foreign regulatory authority requirements or encounter delays or difficulties in clinical trials for our product candidates we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all.
     In order to commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating our product candidates are safe and effective for a particular cancer type or other disease. Regulatory approval of a new drug is never guaranteed. The FDA, EMEA and other foreign regulatory authorities have substantial discretion in the approval process. Despite the time and experience exerted, failure can occur at any stage, and we could encounter problems causing us to abandon clinical trials.
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
     Any delays or difficulties we encounter in our pre-clinical research and clinical trials may delay or preclude regulatory approval. Our product development costs will increase if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned or make any unplanned changes to our product candidates. Any delay or preclusion could also delay or preclude the commercialization of ADVEXIN therapy or any other product candidates. In addition, we, the FDA, EMEA or other foreign regulatory authorities might delay or halt any of our clinical trials of a product candidate at any time for various reasons, including:

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
     We cannot be certain the results we observed in our pre-clinical testing will be confirmed in clinical trials or the results of any of our clinical trials will support FDA, EMEA or other regulatory approval. Pre-clinical and clinical data can be interpreted in many different ways, and the FDA, EMEA or other foreign regulatory officials could interpret differently data we consider promising, which could halt or delay our clinical trials or prevent regulatory approval.
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
     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA, EMEA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or certain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

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
     We have generated operating losses since we began operations in June 1993. As of December 31, 2007, we had an accumulated deficit of approximately $202.7 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     We expect we will fund our operations through at least December 31, 2008, and perhaps longer, with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We intend to raise additional capital sooner, however, under various circumstances, including if we experience:
•	an acceleration of the number, size or complexity of our clinical trials;

•	slower than expected progress in developing ADVEXIN therapy, INGN 241 or other product candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to pursue our intellectual property strategy;

•	higher than expected costs to further develop and scale up our manufacturing capability;

•	higher than expected costs to develop our sales and marketing capability;

•	faster than expected rate of progress and cost of our research and development and clinical trial activities;

•	a decrease in the amount and timing of milestone payments we receive from collaborators;

•	higher than expected costs of preparing an application for FDA, EMEA or other foreign regulatory approval of ADVEXIN therapy;

•	higher than expected costs of developing the processes and systems to support FDA, EMEA or other foreign regulatory approval of ADVEXIN therapy;

•	an increase in our timetable and costs for the development of marketing operations and other activities related to the commercialization of ADVEXIN therapy and our other product candidates;

•	a change in the degree of success in our Phase 3 clinical trial of ADVEXIN therapy and in the clinical trials of our other products;

•	the emergence of competing technologies and other adverse market developments; or

•	changes in or terminations of our existing collaboration and licensing arrangements.
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
     Our strategy for the research, development and commercialization of our product candidates may result in our entering into contractual arrangements with corporate collaborators, academic institutions and others. We have entered into sponsored research, license and/or collaborative arrangements with several entities, including M. D. Anderson Cancer Center, the NCI, Chiba University in Japan, Columbia University, Moffitt Cancer Center at the University of South Florida, Oregon Health and Science University and VirRx, Inc., as well as numerous other institutions that conduct clinical trials work or perform pre-clinical research for us. Our success depends upon our collaborative partners performing their responsibilities under these arrangements and complying with the regulations and requirements governing clinical trials. We cannot control the amount and timing of resources our collaborative partners devote to our research and testing programs or product candidates, or their compliance with regulatory requirements which can vary because of factors unrelated to such programs or product candidates. These relationships may in some cases be terminated at the discretion of our collaborative partners with only limited notice to us. We may not be able to maintain our existing arrangements, enter into new arrangements or negotiate current or new arrangements on acceptable terms, if at all. Some of our collaborative partners may also be researching competing technologies independently from us to treat the diseases targeted by our collaborative programs.
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
     We report to the FDA, EMEA and other regulatory agencies serious adverse events, including those we believe may be reasonably related to the treatments administered in our clinical trials. Such serious adverse events, whether treatment-related or not, could result in negative public perception of our treatments and require additional regulatory review or measures, which could increase the cost of or prolong our clinical trials.
     No recombinant DNA therapy products of the types being developed by us have been approved by the FDA for sale in the United States or by the EMEA for sale in Europe. The commercial success of our products will depend in part on public acceptance of the use of these types of recombinant DNA products, which are a new type of disease treatment for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that these types of recombinant DNA products are unsafe, and these treatment methodologies may not gain the acceptance of the public or the medical community. Negative public reaction to these types of recombinant DNA products could also result in greater government regulation and stricter clinical trial oversight.
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
     Through our exclusive license with The University of Texas System for technology developed at M. D. Anderson Cancer Center, we have obtained and are currently seeking further patent protection for adenoviral p53, including ADVEXIN therapy, and its use in cancer therapy. Further, the PTO issued to us United States patents for our adenovirus production technology and our purified adenoviral compositions. We also control, through licensing arrangements, United States patents for combination therapy involving the p53 tumor suppressor and conventional chemotherapy or radiation, the use of adenoviral p53 in cancer therapy, adenoviral p53 as a product, the core DNA of adenoviral p53, pharmaceutical compositions of adenoviral p53 and clinical applications of such pharmaceutical compositions, as well as patents covering our mda-7 technology. Our competitors may challenge the validity of one or more of our patents in the courts or through an administrative procedure known as an interference, in which the PTO determines the priority of invention where two or more parties are claiming the same invention. The courts or the PTO may not uphold the validity of our patents, we may not prevail in such interference proceedings regarding our patents and none of our patents may give us a competitive advantage. In this regard, we have been notified by the PTO that an unidentified third party has attempted to initiate an interference with one of our patents directed to adenoviral p53 therapy. We have information indicating this party is Canji and that, to date, these interference attempts have been unsuccessful. We cannot assess the likelihood of an interference actually being declared. Should that party prevail in an interference proceeding, a patent may issue to that party that is infringed by, and therefore potentially preclude our commercialization of, products like ADVEXIN therapy that are used for adenoviral p53 therapy.
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
     We may also become subject to infringement claims or litigation arising out of other patents and pending applications of our competitors, if they issue, or additional interference proceedings are declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Such suits and proceedings may distract our management and key personnel from our core business. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. In particular, if we were found to infringe a valid claim of the Transgene adenoviral vector United States patent, the Johns Hopkins patent or a patent that may issue from a currently pending application, our business could be materially harmed.
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
     The market for therapeutic and commercial products is intensely competitive, rapidly evolving and subject to rapid technological change. We compete with pharmaceutical and biotechnology companies, including Canji and Genvec, which are pursuing forms of treatment similar to ours for the diseases ADVEXIN therapy and our other product candidates target. We are aware that Canji, with its parent Schering-Plough, has in the past been involved in research and/or development of adenoviral p53 products and has numerous patents and patent applications relating to adenoviral p53 therapy. We understand Schering-Plough has stopped its adenoviral p53 clinical trials, and it is unknown whether these parties are continuing their adenoviral p53 research and/or development efforts. We are also aware that a Chinese pharmaceutical company, Benda Pharmaceutical, Inc. (formerly SiBiono GeneTech), has received regulatory approval from the Chinese drug regulatory agency to market an adenoviral p53 product only in China. We control an issued Chinese patent covering adenoviral p53, and a number of pending Chinese applications directed to p53 therapy and adenoviral production. We understand enforcement of patents in China is unpredictable. We do not know if monetary damages could be recovered from Benda Pharmaceutical, Inc. if its product infringes our patent or patent applications. Patent enforcement and respect of international patent standards, rules and laws have not historically been a key characteristic of the Chinese government and patent system. Geopolitical developments, including trade and tariff disputes between the government of China and the United States Department of Commerce could add additional uncertainty to any effort to enforce patents, recover damages, if any, or engage in the sales and marketing of patented or non-patented products in China. We are aware that ImClone and Bristol Myers Squibb have obtained marketing approval for a monoclonal antibody product (Erbitux) for the treatment of certain kinds of recurrent head and neck cancer. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop or acquire their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.
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
     ADVEXIN therapy, our lead product candidate, will, if approved by the FDA, initially be targeted for the treatment of recurrent head and neck cancer, a disease with an annual incidence of approximately 40,000 patients in the United States. We are simultaneously pursuing approval of ADVEXIN therapy in Europe for the treatment of recurrent head and neck cancer where the annual incidence is equal to and perhaps greater than the US incidence of this disease. Also in Europe, we are seeking approval from the EMEA to market ADVEXIN therapy for Li Fraumeni Syndrome, a rare, inherited disorder. As a result, our per-patient prices must be sufficiently high in order to recover our development costs and achieve profitability. Until additional disease targets with larger potential markets are approved, we believe we will need to market worldwide to achieve significant market penetration. If we are unable to obtain sufficient market share for our drug products at a high enough price, or obtain expanded approvals for larger markets, we may not achieve profitability or be able to independently continue our product development efforts.
If we are unable to obtain adequate reimbursement from governments or third-party payors for any products that we may develop or if we are unable to obtain acceptable prices for those products, they may not be purchased or used and our revenues and prospects for profitability will suffer.
     Our future revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in other markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
     Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA, EMEA or other foreign authorities. In addition, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.
Governments outside the United States may impose strict price controls, which may adversely affect our revenues, if any.
     In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
     Legislation has been introduced into the United States Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States, which may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the price we receive for any approved products which, in turn, could adversely affect our operating results and our overall financial condition.
If we are unable to manufacture our products in sufficient quantities or obtain regulatory approvals for our manufacturing facilities, or if our manufacturing process is found to infringe a valid patented process or processes of another company, then we may be unable to meet demand for our products and lose potential revenue.
     To complete our clinical trials and commercialize our product candidates, if approved, we will need access to, or will need to develop, facilities to manufacture a sufficient supply of our product candidates. We have used manufacturing facilities we constructed in Houston, Texas to manufacture ADVEXIN therapy, INGN 241 and other product candidates for currently planned clinical trials. We anticipate our facilities are suitable for the initial commercial launch of ADVEXIN therapy. We have no experience manufacturing ADVEXIN therapy, INGN 241 or any other product candidates in the volumes necessary to support commercial sales. If we are unable to manufacture our product candidates in clinical or, when necessary, commercial quantities, then we will need to rely on third-party manufacturers to produce our products for clinical and commercial purposes. These third-party manufacturers must receive FDA, EMEA approval or approval of other relevant foreign authorities approval before they can produce clinical material or commercial product. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacturing if third parties give other products greater priority than ours. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms. There are a limited number of contract manufacturers who currently have the capability to produce ADVEXIN therapy, INGN 241 and our other product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates timely and at commercially reasonable prices would negatively affect our operations.
     Before we can begin commercially manufacturing ADVEXIN therapy, INGN 241 or any other product candidate, we must obtain regulatory approval of our manufacturing facilities and processes. Manufacturing of our product candidates for clinical and commercial purposes must comply with the FDA’s CGMP requirements in the United States and European Good Manufacturing Practices in Europe. These requirements govern quality control and documentation policies and procedures. In complying with these requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure the product meets applicable specifications and other requirements. We must also pass a certain inspections by regulatory authorities in the United States and Europe to obtain marketing approval in those countries.
     Our current manufacturing facilities have not yet been subject to a Pre-Approval Inspection by the FDA, EMEA or other foreign regulatory authorities. Failure to pass Pre-Approval Inspections may significantly delay approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA, EMEA and other foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facilities to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy, INGN 241 or any other product candidates would be significantly hampered, and our pre-clinical testing, clinical trials and commercialization efforts would be delayed.
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
If product liability lawsuits are brought against us, we may incur substantial expenses and damages and demand for our product candidates may be reduced.
     The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:
•	decreased demand for our product candidates;

•	a diversion of our management and key personnel away from our core business;

•	injury to our reputation, significant media attention and potential harm to our market position;

•	withdrawal of clinical trial volunteers;

•	substantial delay in or withdrawal of FDA, EMEA or other foreign regulatory authority approval;

•	costs of investigation and litigation; and

•	substantial monetary awards to plaintiffs.
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
     For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this Annual Report on Form 10-K for the year ended December 31, 2007. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.
Our research and development efforts may not result in additional product candidates being discovered on anticipated timelines, if at all, which could limit our ability to generate revenues.
     Our research and development programs, other than our programs for ADVEXIN therapy, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.
Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our existing products.
     On September 27, 2007, the President signed into law the FDA Amendments Act, or FDAAA. This new legislation grants significant new powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a significant impact on the pharmaceutical industry, the FDA has not yet implemented many of its provisions and the extent of the impact is not yet known. The new requirements and changes imposed by the FDAAA may make it more difficult, and more costly, to obtain and maintain approval of new pharmaceutical products and to produce, market and distribute existing products.
     In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.
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
     We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, manufacturing and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which is not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA, EMEA and other foreign regulatory authority requirements and for the advancement of our product candidates toward FDA, EMEA and other foreign regulatory authority approval. Our manufacturing staff is responsible for designing and conducting our manufacturing processes in accordance with the FDA’s CGMP requirements. The quality and reputation of our scientific, clinical, regulatory and manufacturing staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, manufacturing and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the years ended December 31 2007 and 2006. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.
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
Our executive officers, directors and principal stockholders will maintain the ability to control all matters submitted to stockholders for approval.
     Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing more than 50% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.
Some of our insiders are parties to transactions with us that may cause conflicting obligations.
     Dr. John N. Kapoor, a member of our Board of Directors, is also associated with EJ Financial, a healthcare investment firm that is wholly owned by him. We have paid EJ Financial $175,000 per year under a consulting agreement for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete. Subsequent to December 31, 2007, this consulting agreement ended by mutual agreement between EJ Financial and us. Accordingly we no longer make payments under this agreement.
     David Parker, Ph.D., J.D., our Vice President, Intellectual Property, is a partner with the law firm Fulbright & Jaworski LLP, which provides legal services to us as our primary outside counsel for intellectual property matters.
     We have relationships with Jack A. Roth, M.D., a beneficial owner of our common stock, and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see our “Notes to Consolidated Financial Statements” beginning on page F-7 of our Annual Report on Form 10-K for the year ended December 31, 2007.
     In 2007, we became an owner of 49% of the outstanding stock of Introgen Research Institute (“IRI”). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
     In 2007, we established Gendux Pharmaceuticals Limited (“GPL”) for certain activities in European markets. Introgen originally owned approximately 85% of GPL, but on September 5, 2007, Introgen transferred its ownership of GPL to Introgen Global Limited (“IGL”), which is 100% owned by Introgen. IGL owns approximately 85% of GPL in the form of preferred stock convertible by Introgen into common stock (also called ordinary shares) at any time. The remaining portion of GPL is owned by certain of our directors, officers and employees in the form of approximately 150,000 shares of restricted common stock (also called ordinary shares) granted to them as approved by our Board of Directors. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material. Our plans have changed and we now anticipate that GPL will be liquidated and dissolved, and that the directors, officers and employees who own ordinary shares of GPL will receive no value for them.
     We believe the foregoing transactions with insiders were and are in our best interests and the best interests of our stockholders. However, the transactions may cause conflicts of interest with respect to those insiders.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We conduct our primary operations from facilities in Houston, Texas. These facilities consist of a 12,000 square foot CGMP production facility designed to support an ADVEXIN therapy product launch and a 30,000 square foot building containing our research and development laboratories and administrative offices. We own these facilities through TMX Realty Corporation (TMX), our wholly-owned subsidiary. Our corporate office is located in Austin, Texas, which consists of approximately 8,000 square feet we lease in a building owned by an unrelated third party. We expect our current facilities to satisfy our requirements for the foreseeable future.
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

	High	Low
Fiscal Year Ended December 31, 2006:
First Fiscal Quarter	$6.45	$4.91
Second Fiscal Quarter	5.62	3.50
Third Fiscal Quarter	4.88	3.78
Fourth Fiscal Quarter	5.20	4.28
Fiscal Year Ended December 31, 2007:
First Fiscal Quarter	$6.25	$3.50
Second Fiscal Quarter	6.35	3.52
Third Fiscal Quarter	4.85	3.06
Fourth Fiscal Quarter	4.68	2.75
     At March 11, 2008, there were 44,004,099 shares of our common stock issued and outstanding held by approximately 150 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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

     Stock Price Performance Graph
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Introgen Therapeutics, Inc., The NASDAQ Composite Index
And The S&P Biotechnology Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
     The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. This information is derived from and is qualified by our Consolidated Financial Statements appearing in Part IV below or in the analogous section of our Forms 10-Ks filed in previous years. All amounts are in thousands except per share data.

	Year Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Contract services, grants and other revenue	$304	$1,808	$1,867	$1,151	$1,011

Operating costs and expense:
Research and development	14,973	20,474	21,400	18,221	19,102
General and administrative	6,102	6,597	7,834	13,163	13,955

Total operating costs and expense	21,075	27,071	29,234	31,384	33,057

Loss from operations	(20,771)	(25,263)	(27,367)	(30,233)	(32,046)
Interest income (expense), net	393	(191)	166	343	593
Other income	1,052	1,067	1,098	1,089	1,004

Loss before non-controlling and minority interests in consolidated subsidiaries	(19,326)	(24,387)	(26,103)	(28,801)	(30,449)

Non-controlling and minority interests in consolidated subsidiaries	—	—	—	—	(6)

Net loss	$(19,326)	$(24,387)	$(26,103)	$(28,801)	$(30,455)

Net loss per share, basic and diluted	$(0.84)	$(0.91)	$(0.80)	$(0.77)	$(0.70)

Shares used in computing basic and diluted net loss per share	22,902	26,943	32,780	37,594	43,805

	December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$36,397	$38,180	$33,122	$41,345	$14,905
Working capital	31,091	31,981	29,529	39,957	18,536
Total assets	44,483	48,057	42,981	54,161	30,483
Notes payable, net of current portion	6,714	7,901	7,784	7,448	7,155
Deferred revenue and other, long-term	876	1,132	1,404	923	79
Accumulated deficit	(92,969)	(117,356)	(143,459)	(172,260)	(202,715)
Stockholders’ equity	31,285	32,166	27,011	37,048	16,003
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
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At December 31, 2007, we had an accumulated deficit of $202.7 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At December 31, 2007, we had:
•	Cash, cash equivalents and short-term investments of $14.9 million; and

•	Marketable securities of $10.2 million for which we paid approximately $3.0 million and which we sold in their entirety subsequent to December 31, 2007 for net proceeds of $7.4 million.
     We have used cash primarily as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Operating activities	$21,748	$19,208	$23,946
Purchases of property and equipment	509	185	288
Payment of offering costs related to sale of common stock	—	—	1,872
Principal payments on notes payable	707	901	906
     We have received cash primarily as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Sales of our common stock	$19,585	$27,702	$—
Proceeds from notes payable	772	727	282
Proceeds from stock option exercises	615	65	296
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
     In November and December 2006, we sold approximately 6.3 million shares of our common stock in direct equity offerings pursuant to a shelf registration statement for an aggregate purchase price of approximately $30.0 million. Our net proceeds from these transactions, after related expenses payable in cash, were approximately $27.7 million. These expenses include approximately $2.1 million of fees to the placement agent for this transaction. Of this amount, we paid $1.5 million in January 2007 and $301,000 in equal monthly installments during 2007. At December 31, 2007, $300,000 of these fees remained payable in equal monthly installments through December

2008. We have issued warrants to the placement agent to purchase up to 73,199 shares of our common stock at a price of $5.03 per share, exercisable beginning November 2008, and 326,801 shares of our common stock at a price of $4.75 per share, exercisable beginning December 2008. These warrants will expire in December 2015.
     The shares of common stock issued in the transactions described above were registered pursuant to a registration statement on Form S-3, effective August 25, 2003 (Commission File No. 333-107799), registering shares of our common stock with an aggregate offering price of $100.0 million.
     We have a registration statement on Form S-3 (Commission File No. 333-140424), effective April 19, 2007 providing for the sale by us of shares of our common stock with an aggregate offering price of up to $150.0 million. No common stock has been issued under this registration statement.
     Subsidiaries
     We account for Introgen Therapeutic Inc.’s investment in its subsidiaries in accordance with the relevant provisions of generally accepted accounting principles, and specifically FIN 46(R), Consolidation of Variable Interest Entities (as amended). Accordingly, the subsidiaries’ accounts are included in these consolidated financial statements. We record a non-controlling or minority interests for the portion of these subsidiaries we do not own to the extent such minority interests constitutes a liability in our financial statements. If those subsidiaries have an accumulated net loss, the minority interests are zero.
     Introgen Global Limited and Gendux Molecular Limited
     In 2007, we established the following subsidiaries:
•	Introgen Global Limited (“IGL”), incorporated in the Cayman Islands and owned 100% by Introgen;

•	Gendux Pharmaceuticals Limited (“GPL”), owned approximately 85% by IGL; and

•	Gendux Molecular Limited (“GML”), incorporated in Ireland owned 100% by IGL.
     We formed IGL to develop and commercialize targeted molecular medicines outside North America. We have licensed to IGL the rights for such activities with respect to our ADVEXIN therapy (under a non-exclusive license) and to various of our other technologies (under exclusive licenses.) Most of our regulatory activities involving the EMEA are conducted by GML through its presence in Ireland.
     In 2007, we established GPL for certain activities in European markets. Introgen originally owned approximately 85% of GPL, but on September 5, 2007, Introgen transferred its ownership of GPL to IGL, which is 100% owned by Introgen. IGL owns approximately 85% of GPL in the form of preferred stock convertible by Introgen into common stock (also called ordinary shares) at any time. The remaining portion of GPL is owned by certain of our directors, officers and employees in the form of approximately 150,000 shares of restricted common stock (also called ordinary shares) granted to them as approved by our Board of Directors. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material. Our plans have changed and we now anticipate that GPL will be liquidated and dissolved, and that the directors, officers and employees who own ordinary shares of GPL will receive no value for them.
     Introgen Research Institute
     In 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder.

     We transferred to IRI an NIH grant originally awarded to us. IRI is responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future. For year ended December 31, 2007, we recorded grant income $522,000 related to grants held by IRI.
     The amount of grant funding, if any, available to IRI and us to perform research and development is dependent upon many factors, including the availability of grants from government agencies, performance of the work and incurring the costs contemplated by the grants, our success in obtaining additional grants in the future and our compliance with statutes and regulations governing such grants.
     Magnum Therapeutics Corporation
     In 2004, we acquired all of the outstanding capital stock of Magnum, a company owned at the time of this acquisition by one of our executive officers. Magnum’s primary asset was the funding it received under a research grant from the NIH, which supplemented our ongoing research and development programs. During the years ended December 31, 2007, 2006 and 2005, we earned revenue of zero, $163,000 and $1.0 million, respectively, under this grant. Funding available for work contemplated under this grant has been fully received and utilized. No additional revenue will be earned from this grant. In the event certain of Magnum’s technologies result in commercial products, we may be obligated to pay royalties related to the sales of those products to certain third parties.
     Marketable Securities
In 2005, we purchased approximately 8.3% of the issued share capital of Silence Therapeutics plc for approximately $3.0 million. At December 31, 2007, these marketable securities constituted approximately 6.2% of the issued share capital of Silence Therapeutics and had a fair market value of approximately $10.2 million. We sold all of these shares subsequent to December 31, 2007, for approximately $7.4 million. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the LSE that is developing oncology and other products.
     Mortgage Note Payable
     In April 2006, we exercised our option to extend our mortgage note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance, estimated to be approximately $6.7 million, is payable in full. As a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month. Our facilities are pledged as security for the mortgage note payable.
     Stock Options and Stock Purchase Warrants
     Stock Options
     From time-to-time, we grant options to purchase our common stock to our directors, officers, employees and other service providers in recognition of their contribution to achieving our corporate objectives and as an incentive for their future contributions to the Company. These options typically vest under the following general terms:
•	Options issued to members of our Board of Directors vest monthly over 12 months.

•	Options issued to our Chief Executive Officer vest 100% on the date of grant.

•	Options issued to all other persons vest over four years at the rate of 25% per year on each annual anniversary of the grant date.
     At December 31, 2007, we had 8,394,823 options outstanding to purchase our common stock, of which options to purchase 6,007,374 shares were vested and options to purchase 2,387,449 shares were unvested. These options have an exercise price equal to the market price of our common on the date of grant, with such exercise prices for options outstanding at December 31, 2007, ranging from $0.52 to $8.94 per share.

Restricted Stock
     In connection with the formation of GPL, approximately 150,000 shares of restricted common stock (also called ordinary shares) of that entity were granted to certain of Introgen’s directors, officers, employees and key medical consultants as approved by our Board of Directors. The restricted common stock of GPL is designed to provide performance incentives similar in nature to a stock option plan. This stock had a nominal value at the time it was issued such that the share-based compensation related to those shares at that time was not material. Our plans have changed and we now anticipate that GPL will be liquidated and dissolved, and that the directors, officers and employees who own ordinary shares of GPL will receive no value for them.
     Stock Purchase Warrants
     From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. We have issued warrants to purchase an aggregate of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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
     Marketable Securities. Our marketable securities consist of issued share capital of other public companies, specifically Silence Therapeutics, and are classified as available-for-sale. Unrealized gains and losses are computed using the published share price of the applicable stock exchange at the close of business on the last day of the reporting period and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Subsequent to December 31, 2007, we sold our entire holdings in Silence Therapeutics for cash proceeds of $7.4 million and thereafter do not own any marketable securities.
     Revenue Recognition. We recognize revenue as follows:
•	Contract services revenue is recognized when the related services are completed and delivered to the customer. We record deferred revenue for cash received for which the related work has not been completed and/or the related expense has not been incurred.

•	Grant revenue is recognized when research expense relating to a grant is incurred and the work contemplated under the grant has been performed.

•	Rental income from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease is recognized on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized is recorded as deferred revenue, which then declines when the straight-line basis rental income is greater than the cash received. Rental income is included in other income in the accompanying condensed consolidated statement of operations.
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
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109” (“FIN 48”). We adopted FIN 48 effective January 1, 2007. Significant aspects of FIN 48 include:

•	It applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

•	It clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.

•	It requires we make qualitative and quantitative disclosures, including:
o	A discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months;

o	A description of open tax years by major jurisdictions; and

o	A roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and December 31, 2007 we had unrecognized tax benefits relative to uncertain tax positions totaling $1.7 million and $2.0 million, respectively. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision; however, since the Company has historically operated in a loss position, there are no accrued interest and penalties. Please refer to Note 8 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Both these statements are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The nature of our business and the items reflected in our financial statements are such that we believe these statements will have little or no effect on our financial statements in the foreseeable future.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling interests in consolidated subsidiaries. This statement establishes accounting and reporting standards that require, among other things, that:
•	The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity;

•	The amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income;

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.
     This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of this statement on our financial statements and believe the nature of our business and the items reflected in our financial statements are such that this statement will have little or no effect on our financial statements in the foreseeable future.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described in “Item 1. Business — Product Development Programs” above. Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of the Years Ended December 31, 2007, 2006 and 2005.”
     To commercialize our product candidates, we must obtain certain regulatory approvals. Satisfaction of regulatory requirements typically takes many years and involves compliance with requirements covering pre-clinical research, clinical trials, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials and other work demonstrating our product candidates are safe and effective for a particular cancer type or other disease. The FDA, EMEA and other similar agencies throughout the world have substantial discretion over the work we must perform to obtain regulatory approval.
     The likelihood that a product candidate will be commercially successful may be affected by a variety of factors, including, among others, the quality of the product candidate, the validity of the target and disease indication, early clinical data, competition, manufacturing capability and commercial viability. Because of the discretion of the FDA, EMEA and similar agencies throughout the world, as well as the foregoing factors, we cannot predict with reasonable accuracy:
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
     For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see Part I, Item 1A. “Risk Factors,” and particularly the risk factors entitled:
•	“If we are unable to commercialize ADVEXIN therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed”;

•	“If we fail to comply with FDA, EMEA or other foreign regulatory authority requirements or encounter delays or difficulties in clinical trials for our product candidates, we may not obtain regulatory approval of some or all of our product candidates on a timely basis, if at all”;

•	“Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market”;

•	“Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial conditions”;

•	“If we continue to incur operating losses for a period longer than we anticipate and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development program and complete our clinical trials”;

•	“If we cannot maintain our existing corporate and academic arrangements and enter into new arrangements, we may be unable to develop products effectively, or at all”;

•	“If we are not able to create effective collaborative marketing relationships, we may be unable to market our products successfully or in a cost-effective manner”; and

•	“Even if we receive regulatory approval to market our ADVEXIN therapy, INGN 241, INGN 225 or other product candidates, we may not be able to commercialize them profitably.”
     We expect our operating expenses discussed below could increase in the future as we continue to expand our research and development programs and work to commercialize our product candidates. If we are successful in receiving approval from regulatory agencies to sell one or more of our product candidates, we expect to incur expenses in the future that we have not incurred in the past, such as product manufacturing costs and sales and marketing expenses. As we obtain more financing to support these activities, we expect our interest expense and other expenses associated with obtaining debt and equity capital to increase in the future. If we are able to sell one or more of our product candidates, we expect to receive revenue in the future that we have not received in the past.

Comparison of Years Ended December 31, 2007, 2006 and 2005
     The following comparisons are for the years ended December 31, 2007, 2006 and 2005. References to the 2007 period refer to the year ended December 31, 2007, references to the 2006 period refer to the year ended December 31, 2006 and references to the 2005 period refer to the year ended December 31, 2005. All dollar amounts are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	2005	2006	2007
Contract services, grant and other revenue	$1,867	$1,151	$1,011
Percent decrease from previous period	N/A	(38)%	(12)%
     For the 2007 and 2006 periods, we earned revenue primarily from:
•	Contract services revenue for research work we performed for third parties;

•	Revenue earned under research grants from U. S. government agencies; and

•	Contract manufacturing process development and product production services revenue.
     For the 2006 and 2005 periods, we earned revenue primarily from:
•	Revenue earned under research grants from U. S. government agencies; and

•	Contract manufacturing process development and product production services revenue.
     There is significant competition for funding under grants from U.S. Government agencies such that we cannot predict the amount of such funding, if any, we might receive in the future.
     The change in contract services, grant and other revenue for the 2007 period compared to the 2006 period was a result of:
•	Decreased contract manufacturing process development and product production services revenue as a result of the completion of certain such work previously in process that was not replaced with additional such work;
     which was offset by:
•	Increased contract services revenue for research work we performed for third parties; and

•	Increased revenue earned under research grants from U. S. government agencies;
     The change in contract services, grant and other revenue for the 2006 period compared to the 2005 period was a result of:
•	Decreased revenue earned under research grants from U.S. Government agencies as a result of us substantially completing, subsequent to the 2005 period, work to be performed under the grant held by Magnum;
     which was partially offset by:
•	Increased contract manufacturing process development and product production services revenue as a result of the completion of certain contract services which allowed us to recognize revenue for those services that had been deferred in previous periods.

Research and Development Expense

	2005	2006	2007
Pre-clinical stage programs expense	$2,644	$1,349	$1,991
Clinical stage programs expense	15,713	13,462	13,478
General research and development expense	3,043	3,410	3,633

Total research and development expense	$21,400	$18,221	$19,102

Percent increase (decrease) in total from previous period	N/A	(15)%	5%
     Research and development expense included share-based compensation of $1.0 million for the 2007 period, $1.0 million for the 2006 period and $396,000 for the 2005 period.
     The change in research and development expense in the 2007 period compared to the 2006 period was a result of:
•	Increased costs related to our preparation of regulatory filings with the FDA and EMEA for ADVEXIN therapy;
     which were partially offset by:
•	Decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in the 2006 period;

•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2007 period;

•	Reaching an agreement with a third party that resulted in us not having to pay certain of their invoices that were previously included in our accounts payable;

•	The expiration of the requirement to purchase additional shares of VirRx, discussed in Note 10 to our Consolidated Financial Statements titled “Licenses and Research Agreements — VirRx, Inc;”

•	Decreased legal expenses associated with patents and trademarks due to the completion of certain intellectual property legal activities. We have ongoing programs involving the filing of additional patents and trademarks and defending the patents and trademarks we have in place such that our expenses related to that work could increase materially in the future; and

•	Credits to expense resulting from the reduction of amounts previously accrued for possible state sales and use tax liabilities. As a result of the completion of audits by taxing authorities of our sales and use tax liability for certain prior periods, our liability for those taxes was less than previously estimated.
     The change in research and development expense in the 2006 period compared to the 2005 period was a result of:
•	Lower costs in the 2006 period compared to the 2005 period since the 2005 period included higher costs related to our pursuit of an initial rolling BLA filing strategy for ADVEXIN therapy;

•	Decreased expense related to the amortization of grant rights acquired in the purchase of Magnum as a result of the completion of our work and related funding under that grant in the 2006 period;

•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2006 period; and

•	The expiration of the requirement to purchase additional shares of VirRx, discussed in Note 10 to our Consolidated Financial Statements titled “License and Research Agreements — VirRx, Inc.”;

     which were partially offset by:
•	Higher share-based compensation expense, which increased for the reasons discussed below under “Share-Based Compensation Expense.”
General and Administrative Expense

	2005	2006	2007
General and administrative expense	$7,834	$13,163	$13,955
Percent increase from previous period	N/A	68%	6%
     General and administrative expense included share-based compensation of $5.1 million for the 2007 period, $6.0 million for the 2006 period and $936,000 for the 2005 period.
     The change in general and administrative expense in the 2007 period compared to the 2006 period was primarily due to:
•	Increased legal fees incurred with respect to certain matters arising during the normal course of our business;

•	Increased security listing fees primarily resulting from our sale of common stock in November and December 2006;

•	Increased legal, accounting and professional fees related to the formation of our new subsidiaries IGL, GPL and GML;

•	Increased fees related to investor and public relations activities;

•	Increased insurance costs primarily due to the effects of hurricane activity on property insurance premiums; and

•	Increased administrative activities in support of our preparation of regulatory filings with the FDA and EMEA for ADVEXIN therapy;
     which were partially offset by:
•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense”; and

•	Decreased financial advisory fees associated with raising capital since we did not conduct an offering of our common stock 2007 such as we did in 2006.
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
Share-Based Compensation Expense

	2005	2006	2007
Share-based compensation expense	$1,332	$7,041	$6,060
Percent increase (decrease) from previous period	N/A	429%	(14)%

     The change in share-based compensation expense in the 2007 period compared to the 2006 period was a result of:
•	A decrease in the number of options granted to purchase common stock from 1.8 million shares in 2006 to 1.3 million shares in 2007, primarily as a result of a broad-based issue of stock options to substantially all employees in 2006 for which there was not a similar event in 2007;

•	Variances in the risk-free interest rate, the volatility of our stock price and other factors considered in our determination of share-based compensation expense using the Black-Scholes option pricing model.
     which were partially offset by:
•	Higher expense due to a greater number of our common shares issued in replacement of expiring options to purchase shares of our common stock in 2007 compared to 2006 and;
     The change in share-based compensation expense in the 2006 period compared to the 2005 period was a result of the implementation of SFAS No. 123R, “Share-Based Payments,” discussed above under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation.”
     Our insider trading policy restricts sales of our common stock by our officers and employees. The expiring options in 2007 referred to above could not be exercised pursuant to a cashless exercise program prior to their respective expiration dates due to these insider trading restrictions. Accordingly, to provide the option holder, who is one of our officers, with an economic equivalent to those expired options, we granted the officer an aggregate of 51,387 shares of our common stock during the 2007 period, of which 32,661 shares were issued to the officer and 18,726 shares were withheld by us in consideration for our payment on the officer’s behalf of approximately $79,000 of federal income taxes. We recorded compensation expense of approximately $216,000 in the 2007 period in connection with the issuance of these shares. There was no similar material transaction during the 2006 period.
     See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation” above for a discussion of our application of SFAS No. 123, “Accounting for Stock-Based Compensation,” and the expected future effects of our adoption of SFAS No. 123R, “Share-Based Payment.”
Interest Income

	2005	2006	2007
Interest income	$787	$1,032	$1,274
Percent increase from previous period	N/A	31%	23%
     The change in interest income in the 2007 period compared to the 2006 period was a result of:
•	A higher overall average balance of cash, cash equivalents and short-term investments in the first three quarters of the 2007 period compared to the 2006 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 as further discussed in the “Financial Overview” section above; and

•	Generally higher interest rates during the 2007 period compared to the 2006 period.
     The change in interest income in the 2006 period compared to the 2005 period was a result of:
•	Higher interest rates earned on our invested funds in the 2006 period compared to the 2005 period;
     which were partially offset by:
•	A lower overall average balance of cash, cash equivalents and short-term investments in the 2006 period compared to the 2005 period.
Interest Expense

	2005	2006	2007
Interest expense	$621	$689	$681
Percent increase (decrease) from previous period	N/A	11%	(1)%
     Interest expense decreased for the 2007 period compared to the 2006 period due to:
•	Reductions in the total principal balance on which we are paying interest as a result of normal debt service payments;
     which were partially offset by:
•	Additional borrowings subsequent to the 2006 period to finance equipment acquisitions and higher interest rates on those additional borrowings; and

•	A higher interest rate on our mortgage note payable for all of the 2007 period compared to that higher rate being in effect for less than all of the 2006 period as a result of an adjustment to that interest rate during the 2006 period in connection with the exercise of our option to extend the term of that note payable.
     Interest expense increased for the 2006 period compared to the 2005 period:
•	Additional borrowings subsequent to the 2005 period to finance equipment acquisitions and higher interest rates on those additional borrowings; and

•	An increased interest rate on our mortgage note payable in the 2006 period compared to the 2005 period as a result of an adjustment to that interest rate during the 2006 period in connection with the exercise of our option to extend the term of that note payable.
Other Income

	2005	2006	2007
Other income	$1,098	$1,089	$1,004
Percent decrease from previous period	N/A	(1)%	(8)%
     The dollar amount of other income was generally comparable between the 2007, 2006 and 2005 periods, which is consistent with the nature of our activities that generate other income. The percentage variations in this income is not material to our business. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2007 period refer to the year ended December 31, 2007, references to the 2006 period refer to the year ended December 31, 2006 and references to the 2005 period refer to the year ended December 31, 2005. All dollar amounts are in thousands unless noted otherwise.
     We have incurred annual operating losses since our inception. At December 31, 2007, we had an accumulated deficit of $202.7 million.

     Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months. Our marketable securities consist of issued share capital of other public companies and are classified as available-for-sale. Our balances are as follows:

	2005	2006	2007
Cash and cash equivalents	$28,090	$25,578	$11,320
Short-term investments	5,032	15,767	3,585

Total cash, cash equivalents and short-term investments	33,122	41,345	14,905
Marketable securities	2,892	6,957	10,165

Total cash, cash equivalents, short-term investments and marketable securities	$36,014	$48,302	$25,070

     Subsequent to December 31, 2007, we sold all of our marketable securities for net cash proceeds of approximately $7.4 million.
     The change in our cash and cash equivalents, exclusive of short-term investments and marketable securities, consisted of the following amounts, the details of which are presented in our condensed consolidated statements of cash flows in “Item 8. Financial Statements” below:

	2005	2006	2007
(Used) in operating activities	$(21,748)	$(19,208)	$(23,946)
Provided (Used) by investing activities	$(589)	$(10,920)	$11,894
Provided (Used) by financing activities	$20,265	$27,593	$(2,200)
     From inception through December 31, 2007, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash (in millions):

Equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC	$69.1
Collaborative research and development payments from Aventis from 1994 to 2000	49.7
Private equity sales to Aventis from 1994 to 1999	39.4
Initial public offering in October 2000	32.2
Private equity sales to various other parties	29.8
Contract services, grants, interest and other income	25.7
Equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005	19.6
Mortgage financing from banks for our facilities	9.9
Sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials from 1997 to 2000	7.5
Leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes	6.5
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
     We believe our cash, cash equivalents and short-term investments on hand at December 31, 2007, plus the amounts we may earn from contract services, grants and/or interest income during 2008, will be sufficient to fund our operations through at least December 31, 2008, and perhaps longer, at a level necessary to achieve our primary business objectives. However, in order to fund our operations beyond December 31, 2008, or to introduce any new product candidates, we may be required to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders. In the event these sources of financing become unavailable, we may have to adjust the scope of our operations and related cash needs to a level that can extend the period of time during which we can rely on existing resources to conduct our business activities.
Net Cash Used in Operating Activities

	2005	2006	2007
Net cash used in operating activities	$21,748	$19,208	$23,946
     The net cash we used in our operating activities relates to the following items:
•	Net loss — The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	2005	2006	2007
Net loss	$(26,103)	$(28,801)	$(30,455)
Less expenses not requiring the use of cash:
Non-controlling interests in income of consolidated subsidiary	—	—	6
Depreciation	1,605	1,388	1,018
Share-based compensation	922	7,013	5,982
Amortization of grant rights acquired	1,419	133	—

Portion of net loss for which we use cash	$(22,157)	$(20,267)	$(23,449)

Percent increase (decrease) from previous period	N/A	(9)%	16%

     See “Comparison of Years Ended December 31, 2007, 2006 and 2005” above for a discussion of the changes in the components of our net loss.
•	Accounts payable and accrued liabilities — Changes in these accounts arise primarily from variations in the timing of payments to vendors and employees that arise in the ordinary course of business. This timing is a function of:
•	Variations in our general business activities;

•	The nature of vendors to whom we have obligations;

•	The nature of payment terms we receive from vendors;

•	The timing of when we elect to make payments to vendors based on our available cash balances and cash flow needs; and

•	The timing of our regularly scheduled paydays for our employees relative to the end of our accounting periods.
The changes in our accounts payable and accrued liabilities for the 2007, 2006 and 2005 periods related to one or more of the above items, with no single component of those aggregate changes being material to our business as a whole. In addition to the above items, we experienced a smaller increase in accounts payable and accrued liabilities collectively in the 2007 period compared to the 2006 period due to:

•	Reaching an agreement in 2007 with a third party that we would not have to pay certain of their invoices that were previously included in our accounts payable;
•	Payment in 2007 of $1.6 million to a placement agent in connection with their work supporting the sale of our common stock in November 2006 and December 2006 that was accrued as of December 31, 2006;
•	Elimination in 2007 of a liability accrued at December 31, 2006 for consulting services that we determined would not have to be paid; and
•	Completion during 2007 of a sales tax audit by state taxing authorities resulting in a reduction in the liability accrued for this matter;
which was partially offset by:
•	An increase in accrued liabilities related to BLA costs due to increased activity in that area in 2007.
     The increase in accounts payable and accrued liabilities collectively in the 2006 period compared to a decrease in the 2005 period resulted primarily from the accrual of $1.8 million in fees payable to a placement agent in connection with their work supporting the sale of our common stock in November 2006 and December 2006, which is an accrued liability that did not arise in the 2005 period. Of these fees, $1.5 million were paid in 2007 and $300,000 will be paid in 2008.
•	Deferred revenue and other — These accounts relate to:
•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increases our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue;

•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized is recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis; and

•	At December 31, 2006, the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006. There is no long term portion of this obligation at December 31, 2007.
     The change in deferred revenue and other in the 2007 period compared to the 2006 period was due to:
•	The monthly rent payments we received under a sublease of a portion of our facilities to M. D. Anderson Cancer Center being less than the monthly revenue we recognized on a straight-line basis for all of the 2007 period whereas, that situation existed for only a portion of the 2006 period due to a scheduled decrease in those rent payments becoming effective during the 2006 period; and

•	A decrease in other liabilities related to the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006 as a result of us making scheduled payments of those fees.
     The change in deferred revenue and other in the 2006 period compared to the 2005 period was due to:
•	A scheduled decrease during the 2006 period in the amount of the monthly rent payments we received under a sublease of a portion of our facilities to M. D. Anderson Cancer Center, resulting in the monthly rent payments we received during the 2006 period being less than the monthly revenue we recognized on a straight-line basis, which caused deferred revenue to decrease during the 2006 period; and

•	Completion of certain contract services during the 2006 period for which revenue recognition had been previously deferred, which allowed us to recognize revenue for those services thereby causing a decrease in deferred revenue;
     which were partially offset by:
•	An increase in other liabilities arising from the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006.
•	Other assets — Other assets increased during the 2007 and 2006 periods and decreased in the 2005 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in prepaid assets during the 2007, 2006 and 2005 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business as a whole.
     Depreciation is an expense in our net loss that does not use cash. This expense decreased in the 2007 period compared to the 2006 period and the 2006 period compared to the 2005 period due to the absence of significant property and equipment acquisitions during the 2007 and 2006 periods and our use of declining balance depreciation methods that results in decreasing depreciation charges over the life of an asset.
     Amortization of grant rights acquired is an expense in our net loss that does not use cash. These grant rights resulted from our acquisition of Magnum in October 2004. This expense decreased in the 2007 period compared to the 2006 period and in the 2006 period compared to the 2005 period due to the completion in 2006 of activities under the grant from the NIH that we acquired in connection with our acquisition of Magnum.
Net Cash Provided (Used) In Investing Activities

	2005	2006	2007
Net cash provided (used) in investing activities	$(589)	$(10,920)	$11,894
     The change in the 2007 period compared to the 2006 period was primarily due to higher level of net activity in sales of short-term investments in the 2007 period compared to the 2006 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from November 2006 and December 2006 sales of our common stock .
     The change in the 2006 period compared to the 2005 period was primarily due to:
•	A higher level of net activity in purchases of short-term investments in the 2006 period compared to the 2005 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from December 2005 sales of our common stock, with those activities offset by; and

•	A lower level of equipment purchases to support our business being necessary in the 2006 period compared to the 2005 period since our facilities were substantially fully outfitted in previous periods.
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

Net Cash Provided (Used) by Financing Activities

	2005	2006	2007
Cash provided (used) by financing activities	$20,265	$27,593	$(2,200)
     The change in the 2007 period compared to the 2006 period was primarily due to:
•	The 2006 period including proceeds from sales of our common stock for which there was no comparable event in 2007;

•	The payment during the 2007 period of approximately $1.9 million of fees payable to a placement agent that we accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006; and

•	A decrease in proceeds from borrowings to finance equipment purchases due to the 2006 period including borrowings related to 2005 equipment purchases that were notably higher than equipment purchases in subsequent years (there can be a time lag between when the equipment is purchased and when financing proceeds are received);
     which were offset by
•	An increase in proceeds from exercise of options for common stock in the 2007 period compared to the 2006 period, which is activity that can vary based upon the discretionary actions of the individuals holding such options.
     The change in the 2006 period compared to the 2005 period was primarily due to:
•	An increase in proceeds from sales of common stock due to our success in selling more shares of our common stock to raise capital in the 2006 period compared to the 2005 period;
     which was offset by:
•	A decrease in proceeds from exercise of options for common stock in the 2006 period compared to the 2005 period, which is activity that can vary based upon the actions of the individuals holding such options; and

•	An increase in principal payments under notes payable in the 2006 period compared to the 2005 period due to additional borrowings during and subsequent to the 2005 period to finance equipment purchased during that period.
Debt Service, Lease and Other Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments due during the year ending December 31:
2008	$1,158
2009	950
2010	820
2011	735
2012	735
Thereafter	8,918

Total debt service payments	13,316
Less portion representing interest	(5,575)

Total principal balance at December 31, 2007	$7,741

Principal balance presented on the December 31, 2007 balance sheet as liabilities in these categories:
Current portion of notes payable	$586
Notes payable, net of current portion	7,155

Total principal balance at December 31, 2007	$7,741

     We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:
•	A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation.

•	A lease for a building housing our second production facility with annual rent payments of $98,000 through January 2009.

•	A lease for our corporate office space with annual rent payments of $230,000 through July 2009.
     The latter two leases are subject to adjustment annually for changes in operating expenses.
     Since these leases are operating leases under generally accepted accounting principles, no liability related to them is reflected on our balance sheet. Future minimum annual rental payments due under these leases and all other operating leases, the last of which is due in 2026, are as follows (in thousands):

Year ending December 31,
2008	$519
2009	317
2010	166
2011	161
2012	156
Thereafter	2,147

Total minimum lease payments under operating leases	$3,466

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
     Pursuant to a consulting agreement, we have paid consulting fees of approximately $175,000 per annum to EJ Financial, a company owned by a member of our Board of Directors. EJ Financial has provided us guidance on strategic product development, business development and marketing activities. Subsequent to December 31, 2007, this consulting agreement was ended by mutual agreement between EJ Financial and us. Accordingly, we no longer make payments under this agreement.
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $215,000 per annum. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of December 31, 2007, we would have been obligated to make final payments totaling $215,000. Dr. Roth is one of our stockholders.
     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated make future payments of fees to the placement agent totaling $300,000. These fees are payable in monthly installments of approximately $25,000 through December 2008. During 2007, we also paid this placement agent consideration of $90,000 for their work in arranging future financing transactions for us.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center, a component institution of The University of Texas System, which is one of our shareholders. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $23,000 per month during the non-cancelable term of this lease, which expires in 2009.
VirRx, Inc.
     Under an agreement with VirRx, we have purchased VirRx’s Series A Preferred Stock for cash in the amount of $2,475,000 during the period from inception of this agreement through December 31, 2006, including purchases of $150,000 in the 2006 period (specifically during the three months ended March 31, 2006) and $600,000 in the 2005 and 2004 periods. These purchases are recorded as research and development expense.
     We have no plans at this time to purchase additional shares of this stock and are no longer required to make periodic purchases of Series A Preferred Stock under this agreement. We may be required to make additional stock purchases in the event VirRx reaches certain specified milestones as described below.
     We have a research the collaboration and license agreement with VirRx. Provided this agreement remains in place, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a BLA for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment. The additional milestone stock purchases and cash payment are not anticipated to be required in the near future. If these payments become due, we may have to obtain additional financing to make them.
Quarterly Results of Operations
     The following table sets forth certain unaudited quarterly financial data for the years ended December 31, 2006 and 2007. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Unaudited)
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract services, grant and other revenue	$225	$98	$733	$95	$322	$82	$139	$468
Operating expense:
Research and development	5,046	4,896	4,256	4,023	3,175	4,763	5,074	6,090
General and administrative	3,796	3,273	2,546	3,548	3,267	3,533	2,980	4,175

Loss from operations	(8,617)	(8,071)	(6,069)	(7,476)	(6,120)	(8,214)	(7,915)	(9,797)
Interest income (expense), net	143	92	50	58	263	207	112	11
Other income	255	288	281	265	254	244	257	249

Loss before non-controlling interests in consolidated subsidiaries	(8,219)	(7,691)	(5,738)	(7,153)	(5,603)	(7,763)	(7,546)	(9,537)

Non-controlling interests in consolidated subsidiaries	—	—	—	—	(14)	14	—	(6)

Net loss	$(8,219)	$(7,691)	$(5,738)	$(7,153)	$(5,617)	$(7,749)	$(7,546)	$(9,543)

Basic and diluted net loss per share	$(0.22)	$(0.21)	$(0.15)	$(0.19)	$(0.13)	$(0.18)	$(0.17)	$(0.22)

Shares used in computing basic and diluted net loss per share	37,180	37,214	37,245	38,723	43,655	43,801	43,845	43,916

Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

		One Year	Two to	Four to	More Than
	Total	or Less	Three Years	Five Years	Five Years
Long-term debt	$13,316	$1,158	$1,770	$1,470	$8,918
Operating leases	3,466	519	483	317	2,147
Employment agreements	1,719	666	1,053	—	—
Consulting agreements	805	622	183	—	—

Total	$19,306	$2,965	$3,489	$1,787	$11,065

Off-Balance Sheet Arrangements
     As of December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at December 31, 2007 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
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
     We have performed sensitivity analyses as of December 31, 2007 and December 31, 2006 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at December 31, 2007 and December 31, 2006. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of December 31, 2007 would decrease our interest income by approximately $149,000 per year and approximately $37,260 per quarter, compared to a decrease in our interest income of approximately $413,500 per year and approximately $103,375 per quarter as of December 31, 2006.
     At December 31, 2007, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
Foreign Currency Exchange Rate Risk
     Substantially all of our revenue and expenses are denominated in U.S. dollars, and therefore our results of operations are not subject to foreign currency risk. However, we may continue to expand our operations globally and receive payments and incur expenses that are denominated in foreign currencies, which may increase our exposure to foreign currency exchange fluctuations.

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
     Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
     Ernst & Young, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s and Ernst & Young’s reports are included in our 2007 Consolidated Financial Statements on pages 71 and F-1, respectively, of our Form 10K under the captions entitled “Management’s Annual Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Item 9B.  Other Information
     Not applicable.

PART III
Item 10.  Directors and Executive Officers of the Registrant
     The information required by this Item is incorporated by reference to the information under the sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” contained in our 2008 Proxy Statement.
Item 11.  Executive Compensation
     The information required by this Item is incorporated by reference to the information under the section captioned “Executive Compensation” and the subsections captioned “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our 2008 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference to the information under the sections captioned “Security Ownership” and “Outstanding Equity Awards at Fiscal 2007 Year End” contained in our 2008 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference to the information under the sections captioned “Transactions with Related Persons” and “Compensation Committee Interlocks and Insider Participation” contained in our 2008 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
     The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the sections captioned “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in our 2008 Proxy Statement.
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

3.  Exhibits
(a) Exhibits

Exhibit
Number		Description of Document
3.1(a)(6)	—	Certificate of Incorporation as currently in effect

3.1(b)(6)	—	Amendment to Certificate of Incorporation, effective as of December 21, 2001

3.1(c)(10)	—	Amendment to Certificate of Incorporation, effective as of August 6, 2004

3.2(4)	—	Bylaws of Introgen Therapeutics, Inc. (Introgen) as currently in effect

4.1(2)	—	Specimen Common Stock Certificate

4.2(5)	—	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock

4.3(8)	—	Form of Stock Purchase Warrant

4.4(13)	—	Form of Stock Purchase Warrant

10.1(1)	—	Form of Indemnification Agreement between Introgen and each directors and officers

10.2(1)*	—	1995 Stock Plan and form of stock option agreement thereunder

10.3(3)*	—	2000 Stock Option Plan and forms of stock option agreement thereunder

10.3(11)*	—	2000 Stock Option Plan form of stock option agreement, as amended

10.4(3)*	—	2000 Employee Stock Purchase Plan and forms of agreements thereunder

10.5	—	Reserved

10.6	—	Reserved

10.7(a)(1)	—	Assignment of Leases, dated November 23, 1998, by TMX Realty Corporation and Riverway Bank, and other related agreements

10.7(b)(1)	—	Lease Agreement, dated June 7, 1996, by and between Introgen and Plaza del Oro Business Center

10.7(c)(2)	—	Amendment No. 1 to Lease Agreement, effective as of May 9, 1997

10.7(d)(2)	—	Amendment No. 2 to Lease Agreement, effective as of July 31, 1998

10.7(e)(2)	—	Amendment No. 3 to Lease Agreement, effective as of June 29, 2000

10.7(f)(10)	—	Modification Agreement effective April 1, 2004 by TMX Realty Corporation and Texas State Bank (formerly known as Riverway Bank), and other related agreements

10.8(a)†(1)	—	Patent and Technology License Agreement, effective as of July 20, 1994, by and between The Board of Regents of The University of Texas System, M. D. Anderson Cancer Center and Introgen

10.8(b)†(1)	—	Amendment No. 1 to Patent License Agreement, effective as of September 1, 1996

10.9†(3)	—	Sponsored Research Agreement for Clinical Trial, No. CS 93-27, dated February 11, 1993, between Introgen and M. D. Anderson, as amended

10.10	—	Reserved

10.11†(3)	—	Sponsored Research Agreement No. SR 93-04, dated February 11, 1993 between M. D. Anderson and Introgen, as amended

10.12	—	Reserved

10.13†(3)	—	Sponsored Research Agreement No. SR 96-004 between Introgen and M. D. Anderson, dated January 17, 1996

10.14	—	Reserved

Exhibit
Number		Description of Document
10.15†(3)	—	License Agreement, dated March 29, 1996 between Introgen and SKCC

10.16(1)	—	Consulting Agreement between Introgen and Jack A. Roth, M.D., effective as of October 1, 1994

10.17(1)	—	Consulting Agreement between EJ Financial Enterprises, Inc. and Introgen, effective as of July 1, 1994

10.18(d)*	—	Employment Agreement dated as of August 1, 2007 between Introgen and David G. Nance

10.19	—	Reserved

10.20(a)†(1)	—	Collaboration Agreement (p53 Products), effective as of October 7, 1994, between Introgen and RPR, as amended

10.20(b)†(3)	—	Addendum No. 1 to Collaboration Agreement (p53 Products), dated January 23, 1996, between Introgen and RPR

10.20(c)†(1)	—	1997 Agreement Memorandum, effective as of July 22, 1997, between Introgen and RPR

10.20(d)†(3)	—	Letter Agreement, dated April 19, 1999, from Introgen to RPR regarding manufacturing process for ADVEXIN therapy

10.21(a)†(1)	—	Collaboration Agreement (K-ras Products), effective as of October 7, 1994, between Introgen and RPR, as amended

10.21(b)(1)	—	Amendment No. 1 to Collaboration Agreement (K-ras Products), effective as of September 27, 1995, between Introgen and RPR

10.22†(3)	—	Collaborative Research and Development Agreement dated October 30, 1998 between Introgen, RPR and NCI

10.23†(1)	—	Non-Exclusive License Agreement, effective as of April 16, 1997, by Introgen and Iowa Research Foundation

10.24†(3)	—	Option Agreement, effective as of June 1, 1998, by Introgen and Imperial Cancer Research Technology Limited (ICRT)

10.25†(3)	—	Option Agreement, effective as of January 1, 1999, by Introgen and ICRT

10.26†(3)	—	Exclusive License Agreement, effective as of July 19, 1999, by Introgen and Corixa Corporation

10.27(a)	—	Reserved

10.27(b)(1)	—	Letter dated January 28, 2000, from Introgen to LXR Biotechnology (LXR), notifying LXR of its exercise of its option

10.27(c)†(2)	—	Exclusive License Agreement, effective as of May 16, 2000, by and between Introgen and LXR

10.28†(3)	—	Administrative Services and Management Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.

10.29†(3)	—	Research and Development Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.

10.30†(3)	—	Delivery Technology License Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.

10.31†(3)	—	Target Gene License Agreement, effective as of January 1, 1999, by and between Introgen and Gendux, Inc.

10.32†(1)	—	Non-Exclusive License Agreement, effective as of August 17, 1998, by and between Introgen and National Institutes of Health

10.33	—	Reserved

Exhibit
Number		Description of Document
10.34(2)	—	Master Lease Agreement, effective as of August 4, 1999, by and between Introgen and Finova Capital Corporation

10.35(2)	—	Construction Loan Agreement, effective as of July 24, 2000, by and between Introgen and Compass Bank

10.36†(5)	—	Restated p53 and K-ras Agreement, effective as of June 30, 2001, by and among Introgen, Aventis Pharmaceuticals Inc. (API) and Aventis Pharma S.A. (Aventis)

10.37(5)	—	p53 Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis

10.38(5)	—	K-ras Assignment Agreement, effective as of June 30, 2001, by and among Introgen, API and Aventis

10.39	—	Reserved

10.40(5)	—	Voting Agreement, effective as of June 30, 2001, by and among Introgen, API and RPR

10.41	—	Reserved

10.42†(7)	—	Series A Preferred Stock Purchase Agreement, effective as of March 7, 2002, by and between Introgen and VirRx, Inc.

10.43†(7)	—	Collaboration and License Agreement, effective as of March 7, 2002, by and between Introgen and VirRx, Inc.

10.44(8)	—	Securities Purchase Agreement, effective as of June 18, 2003, by and among Introgen and the Investors named therein

10.45	—	Reserved

10.46	—	Reserved

10.47	—	Reserved

10.48	—	Reserved

10.49	—	Reserved

10.50	—	Reserved

10.51	—	Reserved

10.52	—	Reserved

10.53†(15)	—	Oral Healthcare Alliance Agreement dated November 4, 2005, by and between Introgen and Colgate-Palmolive Company

10.54(15)	—	Common Stock Purchase Agreement dated November 4, 2005, by and between Introgen and Colgate-Palmolive Company

10.55(14)	—	Letter Agreement dated February 24, 2006, by and between Introgen and Aventis Pharmaceuticals, Inc.

10.56(16)	—	Form of Restricted Stock Purchase Agreement by and between Introgen and each of its non-executive directors

10.57†(17)	—	Amendment No. 4 to Patent and Technology License Agreement dated August 1, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System

10.58(18)	—	Placement Agent Agreement dated November 7, 2006, by and between Introgen and Mulier Capital Limited

10.59†(20)	—	Patent and Technology License Agreement dated November 13, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System

Exhibit
Number		Description of Document
10.60(19)	—	Placement Agent Agreement dated December 13, 2006, by and between Introgen and Mulier Capital Limited

10.61†(20)	—	Amendment No. 5 to Patent and Technology License Agreement dated December 18, 2006, by and among Introgen, The University of Texas M. D. Anderson Cancer Center and the Board of Regents of The University of Texas System

10.62††(12)		Cooperative Research and Development Agreement effective as of March 22, 2007, by and between Introgen and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute

10.63(21)*		Form of Restricted Stock Purchase Agreement entered into with certain directors, officers and employees of Introgen for the purchase of ordinary shares of GPL

14.1(9)	—	Code of Conduct and Ethics

21.1	—	List of subsidiaries of Introgen

23.1	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (See page 78)

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit filed with our Registration Statement on Form S-1 (No. 333-30582) filed with the SEC on February 17, 2000.

(2)	Incorporated by reference to the same-numbered exhibit filed with Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-30582) filed with the SEC on September 8, 2000.

(3)	Incorporated by reference to the same-numbered exhibit filed with Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-30582) filed with the SEC on October 4, 2000.

(4)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2000, (File No. 000-21291), filed with the SEC on February 14, 2001.

(5)	Incorporated by reference to the same-numbered exhibit filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 000-21291), filed with the SEC on September 19, 2001.

(6)	Incorporated by reference to the same-numbered exhibit filed with our Transition Report on Form 10-KT for the six-month transition period ended December 31, 2001 (File No. 000-21291), filed with the SEC on March 20, 2002.

(7)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002 (File No. 000-21291), filed with the SEC on May 15, 2002.

(8)	Incorporated by reference to the same-numbered exhibit filed with our Current Report on Form 8-K, filed with the SEC on June 18, 2003.

(9)	See Part I, Item 1. “Business — Access to Company Information” of this Annual Report on Form 10-K.

(10)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004 (File No. 000-21291), filed with the SEC on August 16, 2004.

(11)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004 (File No. 000-21291), filed with the SEC on November 15, 2004.

(12)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended March 31, 2007 (File No. 000-21291), filed with the SEC on May 4, 2007.

(13)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005 (File No. 000-21291), filed with the SEC on November 9, 2005.

(14)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 24, 2006.

(15)	Incorporated by reference to the same-numbered exhibit filed with our Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 000-21291), filed with the SEC on March 16, 2006.

(16)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on May 30, 2006.

(17)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2006.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on November 7, 2006.

(19)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on December 14, 2006.

(20)	Incorporated by reference to the same-numbered exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-21291), filed with the SEC on March 8, 2007.

(21)	Incorporated by reference to the same-numbered exhibit filed with our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007 (File No. 000-21291), filed with the SEC on August 9, 2007.

†	Confidential treatment has been granted for portions of this exhibit.

††	Confidential treatment has been requested for portions of this exhibit.

*	Indicates management contract or compensatory plan or arrangement.
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
President, Chief Executive Officer, Chairman of
the Board and Director
(Principal Executive Officer)

By:	/s/ JAMES W. ALBRECHT, JR. James W. Albrecht, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 17, 2008
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID G. NANCE (David G. Nance)	President, Chief Executive Officer, Chairman of the Board, and Director (Principal Executive Officer)	March 17, 2008
/s/ JAMES W. ALBRECHT, JR. (James W. Albrecht, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ JOHN N. KAPOOR, PH.D. (John N. Kapoor, Ph.D.)	Director	March 17, 2008
/s/ WILLIAM H. CUNNINGHAM, PH.D. (William H. Cunningham, Ph.D.)	Director	March 17, 2008
/s/ MALCOLM GILLIS, PH.D. (Malcolm Gillis, Ph.D.)	Director	March 17, 2008
/s/ CHARLES E. LONG (Charles E. Long)	Director	March 17, 2008
/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Introgen Therapeutics, Inc. and Subsidiaries
We have audited Introgen Therapeutics, Inc. and Subsidiaries internal control over financial reporting as of December 31. 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Introgen Therapeutics, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Introgen Therapeutics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Introgen Therapeutics, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Introgen Therapeutics, Inc. and Subsidiaries and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Introgen Therapeutics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Introgen Therapeutics, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Introgen Therapeutics, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, Introgen Therapeutics, Inc. and Subsidiaries changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment.” Also, as discussed in Note 2 to the consolidated financial statements, in fiscal 2007, Introgen Therapeutics, Inc. and Subsidiaries changed its method of accounting for income taxes in accordance with guidance provided in the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Introgen Therapeutics Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 17, 2008

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(Amounts in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$25,578	$11,320
Short-term investments	15,767	3,585

Total cash, cash equivalents and short-term investments	41,345	14,905
Marketable securities	6,957	10,165
Prepaid expense and other current assets	397	706

Total current assets	48,699	25,776
Property and equipment, net of accumulated depreciation of $13,976 and $14,994	5,172	4,442
Other assets	290	265

Total assets	$54,161	$30,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,384	$1,813
Accrued liabilities and other	4,817	4,225
Deferred revenue and other	624	616
Current portion of notes payable	917	586

Total current liabilities	8,742	7,240
Notes payable, net of current portion	7,448	7,155
Deferred revenue and other, long-term	923	79

Total liabilities	17,113	14,474

Non-controlling and minority interests in consolidated subsidiaries	—	6
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2006 and 2007, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 43,591 in 2006 and 44,004 in 2007	44	44
Additional paid-in capital	205,350	211,558
Accumulated deficit	(172,260)	(202,715)
Accumulated other comprehensive gain	3,914	7,116

Total stockholders’ equity	37,048	16,003

Total liabilities and stockholders’ equity	$54,161	$30,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(Amounts in thousands, except per share amounts)
Contract services, grant and other revenue	$1,867	$1,151	$1,011
Operating costs and expense:
Research and development, including share-based compensation of $396, $1,024 and $1,008 for the years ended December 31, 2005, 2006 and 2007, respectively	21,400	18,221	19,102
General and administrative, including share-based compensation of $936, $6,017 and $5,052 for the years ended December 31, 2005, 2006 and 2007, respectively	7,834	13,163	13,955

Total operating costs and expense	29,234	31,384	33,057

Loss from operations	(27,367)	(30,233)	(32,046)
Interest income	787	1,032	1,274
Interest expense	(621)	(689)	(681)
Other income	1,098	1,089	1,004

Loss before non-controlling and minority interests in consolidated subsidiaries	(26,103)	(28,801)	(30,449)
Non-controlling and minority interest in consolidated subsidiaries	—	—	(6)

Net loss	$(26,103)	$(28,801)	$(30,455)

Net loss per share, basic and diluted	$(0.80)	$(0.77)	$(0.70)

Shares used in computing basic and diluted net loss per share	32,780	37,594	43,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A
	Non-Voting							Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Total
	(Amounts in thousands)
Balance, December 31, 2004	100	$1	30,622	$30	$149,652	$(161)	$(117,356)	$—	$32,166
Issuance of common stock in a direct equity offering in November 2005, net of offering costs of $414	—	—	3,611	4	19,581	—	—	—	19,585
Issuance of common stock in connection with exercise of stock options	—	—	457	—	615	—	—	—	615
Issuance of common stock in connection with the grant of stock	—	—	113	—	687	—	—	—	687
Addition to deferred compensation relating to issuance of stock options	—	—	—		142	(142)	—	—	—
Conversion of preferred stock to common stock	(100)	(1)	2,344	3	(2)	—	—	—	—
Amortization of deferred compensation and share-based compensation	—	—	—	—	—	235	—	—	235
Net Comprehensive loss	—	—	—	—	—	—	(26,103)	—	(26,103)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(149)	(149)
Foreign currency translation adjustment, cumulative translation loss of $25 at December 31, 2005	—	—	—	—	—	—	—	(25)	(25)

Total comprehensive loss									(26,277)

Balance, December 31, 2005	—	$—	37,147	$37	$170,675	$(68)	$(143,459)	$(174)	$27,011
Issuance of common stock in direct equity offerings in November and December 2006, net of offering costs of $2,333	—	—	6,313	6	27,696	—	—	—	27,702
Issuance of common stock in connection with exercise of stock options	—	—	83	1	64	—	—	—	65
Issuance of common stock in connection with the grant of stock	—	—	53	—	251	—	—	—	251
Reduction of purchase price for Magnum Therapeutics Corporation upon final settlement	—	—	(5)	—	(30)	—	—	—	(30)
Share-based compensation	—	—	—	—	6,762	—	—	—	6,762
Amortization of deferred compensation	—	—	—	—	(68)	68	—	—	—
Net Comprehensive loss	—	—	—	—	—	—	(28,801)	—	(28,801)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	4,065	4,065
Foreign currency translation adjustment, cumulative translation loss of $2 at December 31, 2006	—	—	—	—	—	—	—	23	23

Total comprehensive loss									(24,713)

Balance, December 31, 2006	—	$—	43,591	$44	$205,350	$—	$(172,260)	$3,914	$37,048

Issuance of common stock in direct equity offerings in December 2006, net of offering costs of $69	—	—	—	—	(69)	—	—	—	(69)
Issuance of common stock in connection with exercise of stock options	—	—	333	—	296	—	—	—	296
Issuance of common stock in connection with the grant of stock	—	—	80	—	347	—	—	—	347
Share-based compensation	—	—	—	—	5,634	—	—	—	5,634
Net Comprehensive loss	—	—	—	—	—	—	(30,455)	—	(30,455)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	3,208	3,208
Foreign currency translation adjustment, cumulative translation loss of $5 at December 31, 2007	—	—	—	—	—	—	—	(6)	(6)

Total comprehensive loss									(27,253)

Balance, December 31, 2007	—	$—	44,004	$44	$211,558	$—	$(202.715)	$7,116	$16,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(26,103)	$(28,801)	$(30,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interests in consolidated subsidiary	—	—	6
Depreciation	1,605	1,388	1,018
Share-based compensation	922	7,013	5,982
Amortization of grant rights acquired	1,419	133	—
Changes in assets and liabilities:
(Increase) decrease in other assets	395	(64)	(284)
Increase (decrease) in accounts payable	(425)	126	(571)
Increase (decrease) in accrued liabilities	(275)	1,520	910
Increase (decrease) in deferred revenue and other	714	(523)	(552)

Net cash used in operating activities	(21,748)	(19,208)	(23,946)

Cash flows from investing activities:
Purchases of property and equipment	(509)	(185)	(288)
Purchases of short-term investments	(31,869)	(40,774)	(29,553)
Maturities of short-term investments	34,830	30,039	41,735
Purchase of marketable securities	(3,041)	—	—

Net cash (used in) provided by investing activities	(589)	(10,920)	11,894

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	—	—	(1,872)
Proceeds from sale of common stock, net of offering costs	19,585	27,702	—
Proceeds from exercise of options for common stock	615	65	296
Proceeds from notes payable	772	727	282
Principal payments under notes payable	(707)	(901)	(906)

Net cash (used in) provided by financing activities	20,265	27,593	(2,200)

Effect of exchange rate changes on cash	(25)	23	(6)

Net increase (decrease) in cash	(2,097)	(2,512)	(14,258)
Cash and cash equivalents, beginning of period	30,187	28,090	25,578

Cash and cash equivalents, end of period	$28,090	$25,578	$11,320

Supplemental disclosure of cash flow information:
Cash paid for interest	$580	$638	$645

Cash paid for taxes for the issuance of common stock in connection with the grant of common stock	$411	$28	$82

Supplemental disclosure of non-cash investing and financing activities:
Grant rights acquired in asset acquisition	$—	$30	$—

Non-cash unrealized gain (loss) on marketable securities	$(149)	$4,065	$3,208

Issuance of common stock in connection with the grant of stock	$687	$251	$347

Construction allowance for leasehold improvements	$—	$194	$—

Proceeds from insurance financing notes	$117	$251	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.  Business of the Company
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
     Our primary approach to the treatment of cancers is to deliver targeted molecular therapies that increase production of normal cancer-fighting proteins to induce apoptosis, restore cell cycle or cell growth control and alter gene regulation, including the regulation of angiogenic and immune factors to reduce cancer growth. Our products work by acting as templates for the transient in vivo production of proteins that have pharmacological properties. The resultant proteins engage disease-related molecular targets or receptors to produce specific therapeutic effects.
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
     Our lead product candidate, ADVEXIN therapy, combines the p53 tumor suppressor with a non-replicating, non-integrating, adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer growth and protect cells from becoming cancerous. We are developing other product candidates for the treatment of cancer using other molecules and delivery systems, such as the mda-7 and FUS1 tumor suppressors.
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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We believe our cash, cash equivalents and short-term investments on hand at December 31, 2007, plus the amounts we may earn from contract services, grants and/or interest income during 2008, will be sufficient to fund our operations through at least December 31, 2008, and perhaps longer, at a level necessary to achieve our primary business objectives. However, in order to fund our operations beyond December 31, 2008, or to introduce any new product candidates, we may be required to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders. In the event these sources of financing become unavailable, we may have to adjust the scope of our operations and related cash needs to a level that can extend the period of time during which we can rely on existing resources to conduct our business activities.
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, other product candidates. As of December 31, 2007, we had an accumulated deficit of approximately $202.7 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease in the future.
2.  Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
     The accompanying Consolidated Financial Statements include our accounts and those of all of our subsidiaries. Intercompany transactions and balances are eliminated in consolidation. We record a liability for non-controlling and minority interests related to the portion of the consolidated subsidiaries we do not own.
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
  Short-term Investments
     Our short-term investments are carried at an amount that approximates amortized cost and consist primarily of fixed income securities issued by the United States government. We have the positive intent and ability to hold such securities until their respective maturity dates, which are less than one year from the date of purchase. As of December 31, 2007, the carrying value approximates the market value of these investments.
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
     Property and equipment consists of the following items (in thousands):

	December 31,
	2006	2007
Facilities	$12,813	$12,800
Equipment	6,335	6,636

Total property and equipment	19,148	19,436
Less accumulated depreciation	(13,976)	(14,994)

Net property and equipment	$5,172	$4,442

     Substantially all of our facilities are pledged as collateral for the mortgage notes payable described in Note 9. A portion of our equipment is pledged as collateral for the equipment notes payable described in Note 9.
  Federal Income Taxes
     We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently between the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on more-likely-than-not criteria in determining if an allowance should be provided.
  Accrued Liabilities
     Accrued liabilities consist of the following significant items (in thousands):

	December 31,
	2006	2007
Clinical costs due unrelated parties	$146	$481
Pre-clinical costs due related parties	419	211
Pre-clinical costs due unrelated parties	63	37
Property taxes	372	418
Franchise and use taxes	440	141

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2007
Payroll	168	191
Vacation	407	512
Legal and accounting fees	452	885
Securities offering costs	1,802	300
Other vendor charges not yet billed	548	1,049

Total accrued liabilities	$4,817	$4,225

     In conducting our clinical trials of ADVEXIN therapy and other product candidates, we procure services from multiple third party vendors. The cost of these services constitutes a significant portion of the cost of these trials and of our research and development expense in general. Some of our vendors do not necessarily bill us for their services on a regular basis and, accordingly, make it difficult for us to determine the costs we have incurred relative to their services for any given accounting period. As a result, we make significant accounting estimates as to the amount of costs we have incurred relative to these vendors in each accounting period. These estimates are based on many factors, including, among others, costs set forth in our contracts with these vendors, the period of time over which the vendor has rendered the services and the rate of enrollment of patients in our clinical trials. Using these estimates, we record expense and accrued liabilities in each accounting period that we believe fairly represent our obligations to these vendors. Actual results could differ from these estimates resulting in increases or decreases in the amount of expense recorded and the related accrual.
     A placement agent assisted with our sale of common stock in November and December 2006. As consideration for its services, the placement agent earned a fee of approximately $2.1 million, of which approximately $300,000 is included as a current liability in accrued liabilities and other and zero is included in other long term liabilities as of December 31, 2007.
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
     Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and related interpretations for determining compensation expense related to our stock option grants. Under that accounting principle, we measured compensation expense for stock options issued to our directors and employees using the intrinsic value of the stock option at date of grant, which generally resulted in us recording no compensation expense since the intrinsic value of those stock options was typically zero at the date of grant due to the exercise price of those stock options being equal to the fair value of our shares on the date of grant. Compensation expense for stock options issued to all other persons was measured using the fair value of the stock option at the date of grant determined under the Black-Scholes option pricing model, which generally resulted in us recording a compensation expense.
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
  Recent Accounting Pronouncements
     In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109” (“FIN 48”). We adopted FIN 48 effective January 1, 2007. Significant aspects of FIN 48 include:
•	It applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

•	It clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.

•	It requires we make qualitative and quantitative disclosures, including:

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
o	A discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months;

o	A description of open tax years by major jurisdictions; and

o	A roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and December 31, 2007 we had unrecognized tax benefits relative to uncertain tax positions totaling $1.7 million and $2.0 million, respectively. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision; however, since the Company has historically operated in a loss position, there are no accrued interest and penalties. Please refer to Note 8 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Both these statements are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The nature of our business and the items reflected in our financial statements are such that we believe these statements will have little or no effect on our financial statements in the foreseeable future.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling interests in consolidated subsidiaries. This statement establishes accounting and reporting standards that require, among other things, that:
•	The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity;

•	The amount of consolidated net income or loss attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations;

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of this statement on our financial statements and believe the nature of our business and the items reflected in our financial statements are such that this statement will have little or no effect on our financial statements in the foreseeable future.
3.  Investment in Silence Therapeutics plc
     In July 2005, we purchased common stock of Silence Therapeutics plc for approximately $3.0 million. Silence Therapeutics is a European biotechnology company publicly traded on the Alternative Investment Market of the London Stock Exchange (LSE) that is developing oncology and other products. This investment is classified as marketable securities on our balance sheet. Marketable securities are classified as “available-for-sale” and are presented at fair value with any unrealized gains or losses included in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet. We own less than 10% of the outstanding common stock of this company. At December 31, 2007, these marketable securities had a fair market value of approximately $10.2 million. Subsequent to December 31, 2007, we sold our entire holdings in Silence Therapeutics for net cash proceeds of approximately $7.4 million.
4.  Intangible Assets
  Intangible Assets With Definite Lives
     Our intangible assets with definite lives that are subject to amortization, all of which arose from our acquisition of Magnum Therapeutics Corporation in October 2004, are as follows (in thousands):

	December 31,
	2006				2007
	Gross	Adjustment		Net	Gross		Net
	Carrying	to Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Asset Acquisition:
Acquired Grant Rights (22 month amortization period)	$1,741	$(30)	$(1,711)	$—	$1,711	$(1,711)	$—

Ending Balance	$1,741	$(30)	$(1,711)	$—	$1,711	$(1,711)	$—

     Research and development expense includes amortization of intangibles of $1,419,000, $133,000 and zero for the years ended December 31, 2005, 2006 and 2007, respectively. During the three months ended March 31, 2006, the acquired grant rights were reduced by $30,000 as a result of the final contractual settlement of the purchase of Magnum. During the three months ended December 31, 2005, we changed our estimate of the useful life of the acquired grant rights from 22 months to 17 months. The effect of this change was to increase amortization expense for the year ended December 31, 2005 and decrease amortization expense for the year ending December 31, 2006 by $470,000 or $0.01 per share. The grant rights were fully amortized as of December 31, 2006.
5.  Stock Options
     The 2000 Stock Option Plan (Stock Option Plan) was initiated in October 2000 and all stock option grants since that time have been under this plan. The Stock Option Plan provides for the granting of options, either incentive or non-statutory, or stock purchase rights to our employees, directors and consultants to purchase shares of our common stock.
     Option awards are generally granted with the following terms:
•	An exercise price equal to the fair value of the Company’s stock at the date of grant;

•	A term of ten years;

•	Vesting under one of the following general terms:
•	For options issued to members of the Board of Directors, vesting monthly over 12 months.

•	For options issued to our Chief Executive Officer, 100% vesting on the date of grant.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	For options issued to all other persons, vesting at the rate of 25% per year over four years on each annual anniversary date of the option grant.
     The Stock Option Plan provides for annual increases each January 1 in the number of shares available for issuance in an amount equal to the lesser of 1.6 million shares, 5% of the outstanding shares on the date of the annual increase, or a lesser amount as may be determined by the Board of Directors. After this latest annual increase and at January 1, 2008, there were 2,696,000 shares of common stock reserved for future option grants under this plan.
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
     Prior to October 2000, stock options were granted under our 1995 Stock Plan. We no longer issue options under this plan. The terms of this plan are substantially the same as the Stock Option Plan. No shares of common stock were reserved for future option grants under this plan at December 31, 2007.
     Our accounting policy for stock options is described in Note 2. Had we recognized share-based compensation expense in our financial statements for the year ended December 31, 2005, determined using the fair value method for all stock options (as allowed by SFAS No. 123), our net loss would have been increased to the following pro forma amounts (in thousands, except per share information):

2005
Net loss, as reported	$(26,103)
Add: Share-based employee compensation expense included in reported net loss	1,098
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards	(5,268)

Pro forma net loss	$(30,273)

Loss per share:
Basic and Diluted — as reported	$(0.80)

Basic and Diluted — pro forma	$(0.92)

     These pro forma disclosures are not applicable to the years ended December 31, 2007 and 2006, because share-based compensation expense for all stock options vesting during that period are recognized in our financial statements for that period. Our adoption of SFAS No. 123R resulted in share-based compensation expense as follows (in thousands, except per share information):

	Increase for 2006		Increase for 2007
	Total	Per Share	Total	Per Share
Research and development expense	$1,024	$0.03	$1,008	$0.02
General and administrative expense	$6,017	$0.16	$5,052	$0.12

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Activity under our option plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
	Outstanding	per Share	Contractual Life	Value
				(In thousands)
Balance, December 31, 2005	5,978,369	$4.49	6.84	$7,446
Activity in 2006:
Granted	1,799,350	4.78	—	14
Exercised	(83,389)	0.78	—	336
Cancelled	(132,150)	6.25	—	—

Balance, December 31, 2006	7,562,180	4.57	6.69	4,855
Activity in 2007:
Granted	1,308,418	4.35	—	—
Exercised	(332,723)	0.89	—	1,174
Cancelled	(143,050)	3.64	—	—

Balance, December 31, 2007	8,394,825	4.70	6.46	1,774

Vested at December 31, 2007 and expected to vest	8,215,359	4.69	6.42	1,774

Exercisable at December 31, 2007	6,007,374	4.56	5.79	1,774

     All options granted during the periods set forth above have an exercise price equal to the fair value of our common stock as of the date of grant. Additional information of note related to our stock options includes:

	2005	2006	2007
Weighted average fair value of options granted per share	$5.71	$3.50	$2.93
Aggregate intrinsic value of stock options at exercise (000’s)	$2,498	$336	$1,174
Aggregate intrinsic value of stock options vested (000’s)	$406	$114	$167
     The total unrecognized share-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $6.2 million as of December 31, 2007. This amount relates to approximately 2.4 million shares with a per share weighted average fair value of $4.0. We anticipate this expense to be recognized over a weighted average period of approximately 2.0 years.
     We applied the following assumptions on a weighted average basis in computing the fair value of stock options at their date of grant using the Black-Scholes option pricing model:

	Year Ended December 31,
	2005	2006	2007
Weighted average expected volatility	89.07%	85.26%	74.36%
Weighted average risk free interest rate	4.08%	4.74%	4.66%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected life, in years	10.00	5.76	5.72
Range of Assumptions Used:
Expected volatility range	86.0%-91.8%	74.2%-90.5%	67.3%-84.4%
Risk free interest rate range	3.94%-4.49%	4.29%-5.10%	3.59%-5.07%
     Specifics regarding these assumptions include:
•	The expected volatility is calculated using the daily historical volatility of our common stock over a term that approximates the expected life of the option grants;

•	The risk-free interest rate is based on the U.S. treasury yield curve for five to seven-year terms for the years ended December 31, 2007 and 2006 and the ten-year zero coupon treasury bill rate for the year ended December 31, 2005.; and

•	As allowed by Staff Accounting Bulletin No. 107, we have elected to apply the “shortcut approach” in developing our estimate of expected term for “plain vanilla” stock options by using the mid-point between the vesting date and contractual termination date.
     We periodically evaluate and revise, as necessary, the assumptions used to calculate the fair value of our stock options in response to changing market conditions and experience.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.  Stock Purchase Warrants
     From time-to-time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. At December 31, 2007, we had various warrants outstanding to purchase a total of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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
     See the discussion of stock sales in Note 7 for additional information regarding stock purchase warrants included in the totals above that were issued in connection with sales of our stock during the years ended December 31, 2007, 2006 and 2005.
7.  Stockholders’ Equity
  Stock Sales
     In November and December 2006, we sold approximately 6.3 million shares of our common stock in direct equity offerings pursuant to a shelf registration statement for an aggregate purchase price of approximately $30.0 million. Our net proceeds from these transactions, after related expenses payable in cash, were approximately $27.7 million. These expenses include approximately $2.1 million of fees to the placement agent for this transaction, of which $1.5 million was paid in January 2007 and $601,000 is payable in equal installments over 24 months through December 2008. We issued warrants to the placement agents representing us in these stock sales to purchase up to 73,199 shares of our common stock at a price of $5.03 per share and 326,801 shares of our common stock at a price of $4.75 per share, exercisable beginning November 2008 and December 2008, respectively. These warrants expire in December 2015.
     In November 2005, we sold approximately 3.6 million shares of our common stock in a direct equity sale to Colgate-Palmolive pursuant to a shelf registration statement for an aggregate purchase price of approximately $20.0 million. Our net proceeds from this transaction, after related fees and expense, were approximately $19.6 million. See Note 10 for further discussion of our agreement with Colgate-Palmolive.
  Common Stock Grant to Officers
     Options to purchase 57,600 shares of our common stock held by one of our officers reached the end of its stated contractual ten year life during the 2007 period, resulting in the expiration of the right to exercise those options. To provide the officer an economic equivalent to those expired options, we granted the officer an aggregate of 51,387 shares of our common stock during the 2007 period, of which 32,661 shares were issued to the officer and 18,726 shares were withheld by us in consideration for our payment on the officer’s behalf of approximately $79,000 of federal income taxes. This expense related to employee federal income taxes, plus compensation expense not requiring cash of $137,000, resulted in total share-based compensation expense of $216,000 related to the transaction.
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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 65,013 shares were withheld by us in consideration for our payment on their behalf of approximately $411,000 of federal income taxes. This expense related to employee federal income taxes, plus compensation expense not requiring cash of $687,000, resulted in total share-based compensation expense of $1.1 million related to these transactions.
     Our insider trading policy restricts sales of our common stock by our officers and employees. The 1995 Stock Plan under which the expiring options described above were issued does not allow a cashless exercise of options issued under that plan. Accordingly, holders of the expiring options described above could not reasonably sell shares in the marketplace to generate cash required to pay the option exercise price or the income taxes that might arise from an option exercise.
  Employee Stock Purchase Plan
     Our 2000 Employee Stock Purchase Plan (Stock Purchase Plan) remains in place, but we have suspended its operation until further notice by our Board of Directors. This plan will terminate in 2010 and may be amended or terminated earlier by the Board of Directors. Key provisions of the Stock Purchase Plan that would be applicable if it were active include:
•	Employees could purchase our common stock at 85% of the appropriate market price.

•	Employees could authorize payroll deductions of up to 10% of their qualified compensation to purchase our common stock.

•	An employee could purchase up to 10,000 shares of our common stock in a single offering period.
     We continue to have 780,000 shares of common stock reserved for purchase under this plan by eligible employees. That amount may be increased on each January 1 in an amount equal to the lesser of 480,000 shares, 1.5% of the outstanding shares of common stock on the date of the annual increase or such lesser amount as may be determined by the Board of Directors.
  Shares Reserved For Future Issuance
     We have reserved a total of 13,270,560 shares of our common stock for issuance in the future with respect to (1) our Stock Option Plan, (2) our Stock Purchase Plan and (3) stock purchase warrants issued in connection with our sales of common stock in June 2003, December 2004, November 2006 and December 2006.
8.  Federal Income Taxes
     As of December 31, 2007, we have generated federal net operating loss carryforwards of approximately $148.9 million, orphan drug credits of approximately $13.3 million and research and development credits of approximately $1.2 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize these carryforwards. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31 are as follows (in thousands):

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2007
Deferred tax assets:
Current deferred tax assets
Accrued liabilities	$665	$285
Unrealized gains and losses	1,332	2,423
Valuation allowance for current deferred tax assets	(1,994)	(2,707)
Net current deferred tax assets	3	1
Noncurrent deferred tax assets
Net operating loss carryforwards	44,499	51,786
Research and development tax credits	1,103	1,365
Orphan drug tax credits	11,357	10,609
State tax credits	—	2,256
Tax basis of property and equipment in excess of book basis	3,001	3,070
Stock compensation	2,427	2,261
Deferred rent	337	145
Investments	841	842
Other	60	70
Valuation allowance for noncurrent deferred tax assets	(63,527)	(72,372)
Net noncurrent deferred tax assets	98	32
Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expense	(101)	(33)
Total current deferred tax liabilities	(101)	(33)
Net current deferred tax asset (liability)	(98)	(32)
Net noncurrent deferred tax asset (liability)	$98	$32
     As we have had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset. During the year ended December 31, 2007, the valuation allowance increased by $9.6 million due primarily to losses from operations and the implementation of FIN 48. Approximately $374,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.
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
     Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before taxes due to the following:

	Year Ended December 31,
	2005	2006	2007
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.8)	—	—
Increase in deferred tax valuation allowance	42.5	20.9	33.8
Stock option compensation	1.1	4.0	6.8
Orphan drug tax credits	(5.0)	(3.4)	(3.3)
Research and development tax credits	(0.7)	(0.4)	(0.3)
Change in Texas tax law	—	10.7	(8.8)
Foreign income taxed at different rates	—	—	5.4
Other	(1.1)	2.2	0.4
	—%	—%	—%
     Effective January 1, 2007, the company adopted FIN 48. The company recorded no additional tax liability as a result of the adoption of FIN 48 and no adjustments to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $1,720. The reconciliation of our unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance at January 1, 2007	1,720
Additions based on tax positions related to the current year	313
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	2,033

     Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2007, the Company did not recognize any interest or penalties.
     The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. As such, we did not record any interest or penalties upon adoption of FIN 48 or during the twelve months ended December 31, 2007.
          We file consolidated and separate tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years before 2004 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2003.  We are not currently under audit for federal, state or any foreign jurisdictions.
9.  Notes Payable
     We have a mortgage note payable to a bank related to our facilities that had an outstanding balance of $7,092,000 and $7,289,000 at December 31, 2007 and 2006. In April 2006, we exercised our option to extend that note payable to a November 2009 maturity date, at which time the remaining outstanding principal balance, estimated to be approximately $6.7 million, is payable in full. As a result, the interest rate changed from 6.25% to 7.35% and our monthly installments of principal and interest changed from approximately $56,000 per month to approximately $61,000 per month.
     We financed $282,000 and $476,000 of equipment acquisitions under notes payable to commercial finance companies during the years ended December 31, 2007 and 2006, respectively. The notes are payable monthly over terms of 36 to 60 months from the time of the draw and bear interest at fixed interest rates ranging from zero to 11.38% at December 31, 2007 and from zero to 11.38% at December 31, 2006. These notes payable are secured by the equipment being financed.
     Aggregate annual maturities on notes payable as of December 31, 2007, are as follows (in thousands):

Year ending December 31,
2008	$586
2009	7,077
2010	78
2011	—
2012	—
Thereafter	—

Total	$7,741

     We believe the fair market value of our debt approximates its carrying value as of all balance sheet dates presented herein.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.  License and Research Agreements
  Patent and Technology License Agreement With The University of Texas System
     We have license agreements with The Board of Regents of The University of Texas System and M. D. Anderson Cancer Center, a component institution of The University of Texas System, whereby we have exclusive, worldwide licenses to make, use and sell certain technology. Under the terms of the license, we will pay M. D. Anderson Cancer Center a royalty based on net sales by us or our affiliates or by sublicense agreement of products incorporating any of such technologies. We are obligated by the license agreements to reimburse any of M. D. Anderson Cancer Center’s costs that may be incurred in connection with obtaining patents related to the licensed technologies.
  VirRx, Inc.
     We are working with VirRx to investigate other vector technologies, specifically replication-competent viral therapies, for delivering products into targeted cells. These technologies form the basis for our INGN 007 product candidate.
     Under an agreement with VirRx, we purchased $2,475,000 of VirRx’s Series A Preferred Stock for cash, of which we purchased zero during the year ended December 31, 2007 and $150,000 during the year ended December 31, 2006, respectively. We are not obligated to make any additional purchases at this time. We record these purchases as research and development expense.
     Under a collaboration and license agreement with VirRx, we are required to make additional milestone stock purchases, either for cash or through the issuance of our common stock, upon the completion of Phase 1, 2 and 3 clinical trials involving technologies licensed under this agreement. We are required to make a $5.0 million cash milestone payment to VirRx, for which we receive no VirRx stock, upon approval by the FDA of a Biologics License Application for the first collaboration product based on these technologies. To the extent we have already made cash milestone payments, we may receive a credit of 50% of the Phase 2 clinical trial milestone payments and 25% of the Phase 3 clinical trial milestone payments against this $5.0 million cash milestone payment.
     The additional milestone stock purchases and cash payments are not anticipated to be required in the near future. We may unilaterally terminate this collaboration and license agreement with 90 days prior notice, which would also terminate the requirement for us to make any additional milestone stock purchases or cash payments.
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

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
11.  Commitments and Contingencies
  Lease Commitments
     We are obligated under various operating leases for land, office and laboratory space that expire at various dates through September 2026. Rent expense was $456,000, $416,000 and $365,000 for the years ended December 31, 2007, 2006 and 2005. Some of our leases contain predetermined fixed escalations of the minimum rentals. For these leases, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Future minimum lease payments under non-cancelable operating leases as of December 31, 2007, are as follows (in thousands):

Year ending December 31,
2008	$519
2009	317
2010	166
2011	161
2012	156
Thereafter	2,147

Total	$3,466

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
  Employment Agreement
     We have an employment agreement with our President and Chief Executive Officer that provides for a base salary and bonuses through July 31, 2010, and thereafter renews automatically for one-year terms until either party gives timely written notice of non-renewal. If his employment had been terminated by the Company other than for cause on December 31, 2007, we would have been obligated to pay him a remaining salary of approximately $1.5 million and accrued vacation and insurance premium benefits of approximately $182,000.
12.  Related Parties
     A member of our Board of Directors, who is also one of our stockholders, owns a company to which we have paid consulting fees of approximately $175,000 per year. Subsequent to December 31, 2007, this consulting agreement ended by mutual agreement between EJ Financial and us. Accordingly we no longer make payments under this agreement. As of December 31, 2007, this person held options to purchase 192,200 shares of our common stock.
     We have a consulting agreement with the individual primarily responsible for the creation of the technology upon which ADVEXIN therapy is based. This individual is also one of our stockholders. Under this consulting agreement, we paid this individual fees of $207,000, $205,000 and $202,000 during the years ended December 31, 2007, 2006 and 2005. This consulting agreement provides for payments of $215,000 per annum through the end of its term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice.
     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated to make future payments of fees to the placement agent totaling $300,000. These fees are payable in monthly installments of approximately $25,000 through December 2008. During 2007, we also paid this placement agent consideration of $90,000 for their work in arranging future financing transactions for us.
     We fund certain research performed by M. D. Anderson Cancer Center to further the development of technologies that could have potential commercial viability. By sponsoring and funding this research, we have the right to include certain patentable inventions arising therefrom under our patent and technology license agreements with The University of Texas System described in Note 10 above. The expense for this research was approximately $107,000, $300,000 and $243,000 for the years ended December 31, 2007, 2006 and 2005. M. D. Anderson is a component institution of The University of Texas System, one of our stockholders.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We sublease a portion of our facilities to M. D. Anderson Cancer Center under a lease with a non-cancelable term that expires in 2009. M. D. Anderson Cancer Center is obligated to pay us rent of approximately $23,000 per month until January 2009 for a total of $278,000 in 2007 and 2008 and $23,000 in 2009. Rental income was $1,004,000, $1,084,000 and $1,068,000 for the years ended December 31, 2007, 2006 and 2005.
     In 2007, we became an owner of 49% of the outstanding stock of IRI. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen shareholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future. The activities of IRI are not material to our business as a whole. IRI is a variable interest entity for which we are the primary beneficiary. Accordingly, the accounts of IRI are included in these consolidated financial statements.
13.  Registration Statement
     We have in place a registration statement on Form S-3 (Commission File No. 333-140424), allowing for the sale shares of our common stock with an aggregate offering price of up to $150.0 million. We have sold no common stock under this registration statement.
14. Quarterly Results of Operations
     The following table sets forth certain unaudited quarterly financial data for the years ended December 31, 2006 and 2007. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Unaudited)
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract services, grant and other revenue	$225	$98	$733	$95	$322	$82	$139	$468
Operating expense:
Research and development	5,046	4,896	4,256	4,023	3,175	4,763	5,074	6,090
General and administrative	3,796	3,273	2,546	3,548	3,267	3,533	2,980	4,175

Loss from operations	(8,617)	(8,071)	(6,069)	(7,476)	(6,120)	(8,214)	(7,915)	(9,797)
Interest income (expense), net	143	92	50	58	263	207	112	11
Other income	255	288	281	265	254	244	257	249

Loss before non-controlling interests in consolidated subsidiaries	(8,219)	(7,691)	(5,738)	(7,153)	(5,603)	(7,763)	(7,546)	(9,537)

Non-controlling interests in consolidated subsidiaries	—	—	—	—	(14)	14	—	(6)

Nt loss s	$(8,219)	$(7,691)	$(5,738)	$(7,153)	$(5,617)	$(7,749)	$(7,546)	$(9,543)

Basic and diluted net loss per share	$(0.22)	$(0.21)	$(0.15)	$(0.19)	$(0.13)	$(0.18)	$(0.17)	$(0.22)

Shares used in computing basic and diluted net loss per share	37,180	37,214	37,245	38,723	43,655	43,801	43,845	43,916

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.18(d)	—	Employment Agreement dated as of August 1, 2007 between Introgen and David G. Nance

10.62††		Cooperative Research and Development Agreement effective as of March 22, 2007, by and between Introgen and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute

10.63		Form of Restricted Stock Purchase Agreement entered into with certain directors, officers and employees.

21.1	—	List of subsidiaries of Introgen

23.1	—	Consent of Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (See page 78)

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††	Confidential treatment has been requested for portions of this exhibit.