Form 10-Q
period 2008-03-31
INTROGEN THERAPEUTICS INC
filed 2008-05-12
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 9, 2008, the registrant had 44,013,449 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,320	$16,479
Short-term investments	3,585	—

Total cash, cash equivalents and short-term investments	14,905	16,479
Marketable securities	10,165	—
Prepaid expense and other current assets	706	462

Total current assets	25,776	16,941
Property and equipment, net of accumulated depreciation of $14,994 and $15,241	4,442	4,321
Other assets	265	260

Total assets	$30,483	$21,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,813	$3,045
Accrued liabilities and other	4,225	2,768
Deferred revenue and other	616	537
Current portion of notes payable	586	553

Total current liabilities	7,240	6,903
Notes payable, net of current portion	7,155	7,014
Deferred revenue and other, long-term	79	22

Total liabilities	14,474	13,939

Non-controlling and minority interests in consolidated subsidiaries	6	2
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2007 and 2008, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 44,004 in 2007 and 44,013 in 2008	44	44
Additional paid-in capital	211,558	212,622
Accumulated deficit	(202,715)	(205,116)
Accumulated other comprehensive gain	7,116	31

Total stockholders’ equity	16,003	7,581

Total liabilities and stockholders’ equity	$30,483	$21,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2008
Contract services, grant and other revenue	$322	$186
Operating costs and expense:
Research and development, including share-based compensation of $305 in 2007 and $175 in 2008	3,175	4,682
General and administrative, including share-based compensation of $950 in 2007 and $870 in 2008	3,267	2,531

Total operating costs and expense	6,442	7,213

Loss from operations	(6,120)	(7,027)
Interest income	442	99
Interest expense	(179)	(162)
Realized gain on sale of marketable securities	—	4,388
Other income	254	297

Loss before non-controlling and minority interests in consolidated subsidiaries	(5,603)	(2,405)
Non-controlling and minority interests in consolidated subsidiaries	(14)	4

Net loss	$(5,617)	$(2,401)

Net loss per share, basic and diluted	$(0.13)	$(0.05)

Shares used in computing basic and diluted net loss per share	43,655	44,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(5,617)	$(2,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interests in consolidated subsidiaries	14	(4)
Depreciation	279	247
Share-based compensation	1,255	1,045
Gain on sale of marketable securities	—	(4,388)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(381)	249
Increase (decrease) in accounts payable	(846)	1,232
Increase (decrease) in accrued liabilities	68	(1,382)
Increase (decrease) in deferred revenue and other	(211)	(136)

Net cash used in operating activities	(5,439)	(5,538)

Cash flows from investing activities:
Purchases of property and equipment	—	(126)
Purchases of short-term investments	(13,436)	—
Maturities of short-term investments	—	3,585
Proceeds from sale of marketable securities	—	7,429

Net cash (used in) provided by investing activities	(13,436)	10,888

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	(1,571)	(75)
Proceeds from exercise of options for common stock	97	19
Principal payments under notes payable	(269)	(174)

Net cash used in financing activities	(1,743)	(230)

Effect of exchange rate changes on cash	(4)	39

Net decrease in cash	(20,622)	5,159
Cash and cash equivalents, beginning of period	25,578	11,320

Cash and cash equivalents, end of period	$4,956	$16,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$171	$152

Supplemental disclosure of non-cash investing and financing activities:
Non-cash unrealized gain (loss) on marketable securities	$4,047	$(2,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business of the Company and Liquidity
     We are a biopharmaceutical company focused on the discovery, development and commercialization of targeted molecular therapies for the treatment of cancer and other diseases. We are developing product candidates to treat a wide range of cancers using tumor suppressors, cytokines and other targeted molecular therapies. These agents are designed to increase production of normal cancer-fighting proteins that act to overpower cancerous cells, stimulate immune activity and enhance conventional cancer therapies.
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
     We believe our cash, cash equivalents and short-term investments on hand at March 31, 2008, plus the amounts we may earn from contract services, grants and/or interest income during 2008, will be sufficient to fund our operations through at least March 31, 2009, and perhaps longer, at a level necessary to achieve our primary business objectives. However, in order to fund our operations beyond March 31, 2009, or to introduce any new product candidates, we may be required to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders. In the event these sources of financing become unavailable, we may have to adjust the scope of our operations and related cash needs to a level that can extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include reducing the number of our personnel and perhaps delaying or discontinuing certain product development activities critical to achieving our business objectives.
2. Basis of Presentation and Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited, interim financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     Our critical accounting policies and recently issued accounting pronouncements of significance to us are described in our most recent annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes in these items since that time. As noted in that annual report, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” and Statement of Financial Accounting Standards No. 159,

“The Fair Value Option for Financial Assets and Financial Liabilities,” were effective for us on January 1, 2008. Our adoption of those standards has no material effect on our financial statements.
     These financial statements include the accounts of Introgen Therapeutics, Inc. and its consolidated subsidiaries (collectively referred to as “Introgen”). We account for Introgen Therapeutic, Inc.’s investment in subsidiaries in accordance with the relevant provisions of GAAP. Accordingly, the subsidiaries’ accounts are included in these consolidated financial statements. We record a non-controlling interest for the portion of those subsidiaries we do not own to the extent such non-controlling interest constitutes a liability in our financial statements. If those subsidiaries have an accumulated net loss, the minority interest is zero.

3. Consolidated Subsidiaries
     During the three months ended March 31, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder.
     We transferred to IRI a grant from the National Institutes of Health (“NIH”) originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future. For the three months ended March 31, 2008 and 2007, we recorded grant income of $213,000 and $56,000, respectively, related to grants held by IRI.
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
4. Other Comprehensive Income or Loss
     Other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Net loss	$(5,617)	$(2,401)
Foreign currency translation adjustments	(4)	39
Unrealized gain (loss) on marketable securities	4,047	—

Total other comprehensive income (loss)	$(1,574)	$(2,362)

     During the three months ended March 31, 2008, we sold all the shares of Silence Therapeutics plc we owned for their quoted market value on the Alternative Investment Market of the London Stock Exchange on the date of the sale. We received net proceeds of approximately $7.4 million from this sale. We purchased these shares for approximately $3.0 million in July 2005. These shares were presented as marketable securities in our financial statements in previous periods. This sale resulted in the recognition of a gain of $4.4 million which is recorded as a component of other income. As a result of this sale, the unrealized gain on marketable securities has been realized and is no longer a component of other comprehensive income (loss).
5. Share-Based Compensation
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended
March 31,
2007	2008
108,400	9,350
6. Business Development Services Agreement with a Related Party
     We have an agreement with a new member of our Board of Directors under which he will provide certain business development services to us in connection with potential co-development, collaborative, marketing partnership or certain other potential strategic transactions. In consideration for his services, upon the consummation of such a transaction, we will pay him a fee equal to one-half of one percent (0.5%) of certain monetary benefits received by our stockholders or us. The maximum fee he can receive is $3,000,000. The fee we pay him will be reduced by expenses or other expenditures made or contemplated under such a transaction.
     This fee is not payable for funding we receive that we are expected to expend for research and development programs, full-time equivalent payments to employees, loans, collaborative programs, business partnerships or strategic transactions, or otherwise. Transactions between our affiliates and us, whether now existing or created in the future, are excluded from this agreement. This agreement may be terminated at any time by written notice from us or this board member. In the event of such termination, the fee shall be paid with respect to a transaction produced through services performed by this board member before termination if the transaction is closed within two years after the date of termination of the agreement.
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
     Our product research and development efforts include pre-clinical activities as well as the conduct of Phase 1, 2 and 3 clinical trials. We rely on third parties to treat patients in their facilities during these clinical trials. We produce ADVEXIN therapy and other product candidates in manufacturing facilities we own and operate using production methods we developed. We hold a number of patents or patents pending on certain product candidates and manufacturing processes used to produce certain product candidates.
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
     Most cancers are amenable to local treatment, such as surgery and radiation, which are administered far more often than systemic cancer treatments. Our locally delivered product candidates, such as ADVEXIN therapy and INGN 241 therapy, deposit therapeutic molecules at high concentrations directly into a patient’s cancerous tumor by hypodermic syringe. We have systemic formulations for intravenous use in those cases for which a systemic therapy may be indicated and have applied ADVEXIN therapy using a nanoparticle formulation system to deliver our tumor suppressors.
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
•
Develop a Systemic Nanoparticle Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations. We also have in-licensed technologies for systemic nanoparticle delivery of DNA, siRNA, miRNA, proteins, peptides and polypeptides.

•
Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents. We are conducting this program in support of our Oral Care Alliance with Colgate-Palmolive.

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
     We have submitted, and the EMEA has accepted for review, a Marketing Authorization Application for ADVEXIN therapy under the EMEA’s Exceptional Circumstances Approval rules for breakthrough therapies. The application is for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome. Under these rules, approval, if granted by the EMEA, will be based on clinical results from the use of ADVEXIN therapy in Li-Fraumeni Syndrome and also from results of other trials with ADVEXIN therapy in a wide variety of non-inherited solid tumors that share the p53 biomarker abnormality, which characterizes Li-Fraumeni Syndrome.
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
     We plan to analyze data from two Phase 3 clinical trials of ADVEXIN therapy in patients with advanced recurrent squamous cell carcinoma of the head and neck (recurrent head and neck cancer). These trials involve administration of ADVEXIN therapy, both as monotherapy and in combination with chemotherapy, in recurrent head and neck cancer.
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
     We reviewed historically successful FDA registration strategies for numerous cancer drugs, noting that during approximately the past 15 years, 14 cancer drugs have been approved based upon submissions of Phase 2 clinical data. A number of the Phase 2 trials supporting these approvals employed single-arm studies involving relatively small patient populations. Virtually all of those drugs relied on surrogate endpoints for approval and a substantial number of the products were for orphan drug indications.
     We conducted a series of meetings with the FDA and the European Medicines Agency (EMEA) to develop and implement the filing strategies for ADVEXIN therapy. We now plan to submit non-sequential registration dossiers in Europe and the US on or before

June 30, 2008, based on data from our Phase 2 and Phase 3 clinical trials of ADVEXIN therapy for treatment of recurrent head and neck cancer.
     The FDA has concluded that ADVEXIN therapy continues to show promise with respect to an unmet medical need since there are limited treatment alternatives in the United States for recurrent head and neck cancer. The FDA has concluded that the clinical development program for ADVEXIN therapy for recurrent head and neck cancer continues to meet the criteria for Fast Track designation. By using new clinical data and new analyses of those data, we hope to more specifically target recurrent head and neck cancer in patients using indicators known as “biomarkers,” as discussed further below under “ADVEXIN Therapy as a Targeted Molecular Therapy.” We believe this Personalized Medicine approach will improve efficacy by identifying the patients most likely to benefit from ADVEXIN therapy.
     We submitted a Submission Of a Partial Application (“SOPA Request”) to the FDA Division of Cellular and Gene Therapies proposing a rolling BLA for ADVEXIN therapy for the treatment of recurrent head and neck cancer. This request was based primarily on data from our Phase 2 clinical trials. We have proposed to the FDA that, since the basis of the proposed rolling BLA was Phase 2 clinical data which utilized surrogate endpoints, the rolling BLA could be evaluated under the provisions of Subpart H for Accelerated Approval. In order to fully explore all of the review and approval possibilities for ADVEXIN therapy, the FDA has requested we submit new data and analyses from the Phase 2 ADVEXIN therapy clinical trials for recurrent head and neck cancer and conduct efficacy analyses on one or both of our Phase 3 trials. Given that we have two Phase 3 clinical trials in recurrent head and neck cancer as discussed further below, we and the FDA are evaluating the most effective use of the data from these Phase 2 and 3 clinical trials in the review and approval of ADVEXIN therapy. Regulatory approval approaches may allow Accelerated Approval on the basis of Phase 2 clinical data with subsequent confirmatory data being provided by the Phase 3 clinical studies or, alternatively, a full approval based on data from Phase 2 and certain Phase 3 clinical trials.
     In addition to our original Phase 3 protocol determination to assess patient’s mutation status and other Personalized Medicine characteristics, we subsequently reached agreement with the FDA that biomarker evaluations as described in its Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process. This initiative also encouraged sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. Our Phase 3 statistical analysis plan and clinical protocols describe assessments of p53 biomarker profiles based not only on p53 mutational gene sequence evaluations but also on p53protein levels as determined by prospectively identified immunohistochemistry procedures. We have employed several biomarker and response criteria to evaluate ADVEXIN therapy efficacy as described below.
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
     Preliminary results from one of the Phase 3 trials in patients with recurrent head and neck cancer were presented at the American Association for Cancer Research (AACR) annual meeting in San Diego, California in April, 2008. Biomarkers of the p53 tumor suppressor gene target of ADVEXIN treatment were predictive in identifying patients more likely to benefit from ADVEXIN therapy. We believe these results confirm the predictive value of p53 biomarkers hypothesized from previous Phase 1 and 2 ADVEXIN clinical trials. The earlier studies included patients with recurrent squamous cell carcinoma of the head and neck (SCCHN), non-small cell lung cancer, prostate cancer and Li-Fraumeni Syndrome cancers. Previously reported preliminary results demonstrated a correlation between p53 biomarkers and increased tumor responses and survival following ADVEXIN therapy.
     In the preliminary analysis of the Phase 3 recurrent head and neck cancer trial, tumor response was correlated with a statistically significant increased survival. An analysis from recurrent SCCHN patients treated with ADVEXIN monotherapy in Phase 1, 2 and 3 trials showed that p53 profiles favorable for ADVEXIN efficacy demonstrated a statistically significant correlation with tumor response. In this preliminary analysis, tumor response was observed in 79 percent of patients with p53 biomarkers favorable for ADVEXIN efficacy compared to 25 percent of patients with unfavorable p53 biomarkers for ADVEXIN. This difference was statistically significant.

     A comprehensive analysis of our Phase 3 data and additional pivotal studies of ADVEXIN in recurrent head and neck cancer, including prospective biomarker analyses demonstrating statistically significant correlations between p53 biomarkers and increased response and survival following ADVEXIN therapy, will be presented at medical conferences later this year. These and other data will be the basis for regulatory submissions in the United States and in Europe.
     During 2008, we plan to:
•
Complete efficacy, safety and biomarker analyses of one or both of our two Phase 3 clinical trials for recurrent head and neck cancer and plan to submit those data to the FDA and EMEA in support of ADVEXIN therapy registration programs; and

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
     We have compiled molecular biomarker data from several of our clinical studies in patients with head and neck, lung, prostate and Li-Fraumeni Syndrome cancers. Some of these studies are described in more detail in preceding and subsequent paragraphs.
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

     We have submitted, and the EMEA has accepted for review, a Marketing Authorization Application for ADVEXIN therapy under the EMEA’s Exceptional Circumstances Approval rules for breakthrough therapies. The application is for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome. Under these rules, approval, if granted by the EMEA, will be based on clinical results from the use of ADVEXIN therapy in Li-Fraumeni Syndrome and also from results of other trials with ADVEXIN therapy in a wide variety of non-inherited solid tumors that share the p53 biomarker abnormalities, which characterize Li-Fraumeni Syndrome.
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

     Pre-clinical studies have provided insight into the molecular pathways by which the p53 tumor suppressor, the active component of ADVEXIN therapy, kills tumor cells. These studies were undertaken to provide additional molecular data supporting the activity observed during the clinical development of ADVEXIN therapy and to provide additional information regarding the specific pathways, including anti-angiogenesis or the reduction of blood vessels supplying the tumor, that mediate the observed clinical effects of ADVEXIN therapy. The studies were conducted by our collaborators at Okayama University in Japan, The University of Texas M. D. Anderson Cancer Center and other academic institutions and were published in Molecular Cancer Therapeutics and other scientific journals.
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
     Data from our Phase 1/early Phase 2 clinical trial of INGN 241 in patients with solid tumors demonstrated that direct injection of INGN 241 induced programmed cell death in 100% of the tumors treated, even in patients who had failed prior therapy with other anti-cancer drugs. Clinical responses were observed in 44% of the treated lesions, including complete and partial responses in two patients with melanoma. Patients treated with INGN 241 had increases in a subset of T-cells that help to destroy cancer cells, which is consistent with the role of the mda-7 protein as a member of the interleukin family of immune stimulating proteins.
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
     These nanoparticle formulations have certain therapeutic advantages. While peptides alone may be rapidly removed from circulation, requiring frequent administration and high doses, our nanoparticle-polypeptide formulations can increase therapeutic activity and protect against rapid degradation normally associated with peptide therapy. Our peptide nanoparticles can include special targeting molecules to further enhance cellular uptake and to improve therapeutic efficacy. We believe these formulations can be expected to have a systemic effect.
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
VirRx, Inc.
     We are working with VirRx to investigate other vector technologies, specifically replication-competent viral therapies, for delivering products into targeted cells. These technologies form the basis for our INGN 007 product candidate. We own approximately 49% of the outstanding common stock of VirRx.
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
National Cancer Institute
     We have multiple cooperative research and development agreements, or CRADA, with the NCI. Under one of these agreements, the NCI will conduct a Phase 2 clinical study to treat cancer patients with genetically engineered therapies targeted to abnormal p53 pathways. This clinical study will combine our p53 formulations with a novel p53 targeted treatment developed by investigators at the NCI. This agreement continues until March 2012 and is terminable earlier upon the mutual consent of the parties. We are paying the NCI approximately $19,000 per quarter through March 2009 to support their technical, statistical and administrative activities under this CRADA.
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
Research and License Agreements for mda-7 Tumor Suppressor Programs
     We have exclusive licenses from Columbia University and M. D. Anderson Cancer Center to mda-7 tumor suppressor related technology for our therapeutic applications. The technology licensed from M. D. Anderson Cancer Center was developed pursuant to sponsored and collaborative research programs over the past several years. The agreement is effective until the last to expire of the subject patents. It is terminable upon the breach or insolvency of either party. Under the sublicense agreement, we have agreed to make additional payments to Columbia University upon the achievement of development milestones, as well as royalty payments on product sales.
Moffitt Cancer Center
     We are collaborating with the H. Lee Moffitt Cancer Center and Research Institute to advance our INGN 225 molecular cancer immunotherapy program. Moffitt Cancer Center has conducted pre-clinical research with us and has completed a Phase1/2 clinical trial in patients with small cell lung cancer. The National Institutes of Health National Cancer Institute awarded Moffitt Cancer Center a grant of approximately $1.3 million to conduct a Phase 2 clinical trial of INGN 225. We have the right to, and expect we will, use the clinical data generated from this study as part of our INGN 225 commercial development efforts.
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
Other Tumor Suppressors
     We either own or have exclusively licensed rights in a number of other patents and applications directed to compositions and clinical applications of various tumor suppressors other than p53, including the mda-7, BAK, and the 3p21.3 family (FUS-1). We have exclusively licensed or optioned rights in a number of issued United States patents covering the use of the mda-7 and BAK tumor suppressors.
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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At March 31, 2008, we had an accumulated deficit of $205.1 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At March 31, 2008, we had cash, cash equivalents and short-term investments of $16.5 million.
     During the three months ended March 31, 2008, we sold all the shares of Silence Therapeutics plc we owned for their quoted market value on the Alternative Investment Market of the London Stock Exchange on the date of the sale. We received net proceeds of approximately $7.4 million from this sale. We purchased these shares for approximately $3.0 million in July 2005. These shares were presented as marketable securities in our financial statements in previous periods.
     We have used cash primarily as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Operating activities	$5,439	$5,538
Purchases of property and equipment	—	126
Principal payments on notes payable	269	174
Payment of offering costs related to previous sales of common stock	1,571	75
     We have received cash primarily as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Proceeds from sale of marketable securities	$—	$7,429
Proceeds from stock option exercises	97	19

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
Stock Options
     From time to time, we grant options to purchase our common stock to our directors, officers, employees and other service providers in recognition of their contribution to achieving our corporate objectives and as an incentive for their future contributions to us. These options typically vest under the following general terms:
•	Options issued to members of our Board of Directors vest monthly over 12 months.

•	Options issued to our Chief Executive Officer vest 100% on the date of grant.

•	Options issued to all other persons vest over four years at the rate of 25% per year on each annual anniversary of the grant date.
     Our outstanding stock options have an exercise price equal to the market price of our common stock on their date of grant. At March 31, 2008, we had options outstanding to purchase the following numbers of shares of our common stock:

			Range of
Vested	Unvested	Total	Exercise Prices
Options	Options	Options	Per Share
6,196,492	2,185,025	8,381,517	$0.52 to $8.94
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended
March 31,
2007	2008
108,400	9,350
Stock Purchase Warrants
     From time to time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. As of March 31, 2008, we have fully vested warrants outstanding to purchase an aggregate of 1,400,032 shares of our common stock at prices ranging from $4.60 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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

Agreement With Board Member
     We have a business development agreement with a new member of our Board of Directors under which he will provide certain business development services to us in connection with potential co-development, collaborative, marketing partnership or certain other potential strategic transactions. In consideration for his services, upon the consummation of such a transaction, we will pay him a fee equal to one-half of one percent (0.5%) of certain monetary benefits received by our stockholders or us. The maximum fee he can receive is $3,000,000. The fee we pay him will be reduced by expenses or other expenditures made or contemplated under such a transaction.
     This fee is not payable for funding we receive that we are expected to expend for research and development programs, full time equivalent payments to employees, loans, collaborative programs, business partnerships or strategic transactions, or otherwise. Transactions between our affiliates and us, whether now existing or created in the future, are excluded from this agreement. This agreement may be terminated at any time by written notice from us or this board member. In the event of such termination, the fee shall be paid with respect to a transaction produced through services performed by this board member before termination if the transaction is closed within two years after the date of termination of the agreement.
Critical Accounting Policies and Recently Issued Accounting Pronouncements
     Our critical accounting policies and recently issued accounting pronouncements of significance to us are described in our most recent annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes in these items since that time. As noted in that annual report, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” were effective for us on January 1, 2008. Our adoption of those standards has no material effect on our financial statements.
Results of Operations
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended March 31, 2008 and March 31, 2007.”
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
     We expect our operating expenses discussed below could increase in the future as we continue to expand our research and development programs and work to commercialize our product candidates. If we are successful in receiving approval from regulatory agencies to sell one or more of our product candidates, we expect to incur expenses in the future that we have not incurred in the past, such as product manufacturing costs and sales and marketing expenses. If we are able to obtain more debt financing to support these activities, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on additional indebtedness we may incur. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we are able to sell one or more of our product candidates, we expect to receive revenue in the future that we have not received in the past.
Comparison of Three Months Ended March 31, 2008 and March 31, 2007
     The following comparisons are for the three months ended March 31, 2008 and March 31, 2007. References to the “2008 period” refer to the three months ended March 31, 2008 and references to the “2007 period” refer to the three months ended March 31, 2007. All dollar amounts are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	Three Months
	Ended March 31,
	2007	2008
Contract services, grant and other revenue	$322	$186
Percent increase (decrease) from previous period	N/A	(42)%

     The change in contract services, grant and other revenue for the 2008 period compared to the 2007 period was a result of :
•	Decreased research activity funded by federal grants as the work under these grants approached completion and either:

•	No new grants were added to replace the expiring grants; or

•
New grants related to our product development technologies were funded in the name of and directly to our academic collaborators which, while such grants can provide us access to the benefits of the funded research, do not produce grant revenue recorded in our financial statements;

     which was offset by:
•	Increased contract services revenue for research work we performed for third parties as a result of our active efforts to expand our offering of these services.
Research and Development Expense

	Three Months
	Ended March 31,
	2007	2008
Pre-clinical stage programs expense	$353	$447
Clinical stage programs expense	1,991	3,356
General research and development expense	831	879

Total research and development expense	$3,175	$4,682

Percent increase (decrease) in total from previous period	N/A	47%
     Research and development expense included share-based compensation expense of $175,000 for the 2008 period and $305,000 for the 2007 period.
     We experienced a reduction in research and development expense in the 2007 period due to typically non-recurring events in that period consisting of:
•	Reaching an agreement with a third party in the 2007 period that resulted in us not having to pay certain of their invoices that were previously included in our accounts payable; and

•	Credits to expense resulting from the reduction in the 2007 period of amounts previously accrued for possible liabilities..
     Our research and development expense in the 2008 period was substantially the same as what this expense would have been in the 2007 period absent these events, which is reflective of the consistent nature of our research and development activities between those periods.
General and Administrative Expense

	Three Months
	Ended March 31,
	2007	2008
General and administrative expense	$3,267	$2,531
Percent increase (decrease) from previous period	N/A	(23)%
     General and administrative expense included share-based compensation expense of $870,000 for the 2008 period and $950,000 for the 2007 period.
     The change in the 2008 period compared to the 2007 period was a result of:
•	Decreased legal fees incurred with respect to certain matters arising during the normal course of our business;

•	Decreased fees related to investor and public relations activities; and

•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense.”

Share-Based Compensation Expense

	Three Months
	Ended March 31,
	2007	2008
Share-based compensation expense	$1,255	$1,045
Percent increase (decrease) from previous period	N/A	(17)%
     The change the 2008 period compared to the 2007 period was primarily a result of:
•
The absence of a broad-based grant of stock options to substantially all employees in calendar 2007 as had typically been the case in prior years. This absence resulted in a decrease in this expense in the 2008 period as the expense for similar such grants from approximately four years earlier became fully amortized without new, additional expense amortization from a calendar 2007 grant;

•	The forfeiture of stock options resulting from normal employee attrition; and

•
Variances in the risk-free interest rate, the volatility of our stock price and other factors considered in our determination of share-based compensation expense using the Black-Scholes option pricing model.

Interest Income

	Three Months
	Ended March 31,
	2007	2008
Interest income	$442	$99
Percent increase (decrease) from previous period	N/A	(78)%
     The change in the 2008 period compared to the 2007 period was a result of:
•
A lower overall average balance of cash, cash equivalents and short-term investments in the first quarter of the 2008 period compared to the 2007 period as a result of the investment of proceeds from our sales of our common stock in November 2006 and December 2006 for which there were no similar transactions in calendar 2007 or during the 2008 period; and

•	Generally lower interest rates during the 2008 period compared to the 2007 period;
     which were partially offset by
•	Earnings on the proceeds received from the sale of marketable securities in the 2008 period as further discussed in the “Financial Overview” section above.
Interest Expense

	Three Months
	Ended March 31,
	2007	2008
Interest expense	$179	$162
Percent increase (decrease) from previous period	N/A	(9)%
     This expense decreased for the 2008 period compared to the 2007 period due to reductions in the total principal balance outstanding under notes payable on which we are paying interest as a result of normal debt service payments.
Realized Gain on Sale of Marketable Securities

	Three Months
	Ended March 31,
	2007	2008
Realized gain on sale of marketable securities	$—	$4,388
Percent increase (decrease) from previous period	N/A	100%
     The change in the 2008 period compared to the 2007 period was a result of our sale of all the shares we owned of Silence Therapeutics as further discussed in the “Financial Overview” section above.

Other Income

	Three Months
	Ended March 31,
	2007	2008
Other income	$254	$297
Percent increase (decrease) from previous period	N/A	17%
     The dollar amount of other income was generally comparable between the 2008 and 2007 periods, which is consistent with the nature of our activities that generate other income. The percentage variations in this income is not material to our business due to the relatively low dollar amounts involved. This income is earned primarily from our sublease of space to M. D. Anderson Cancer Center and other miscellaneous activities.
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2008 period refer to the three months ended March 31, 2008 and references to the 2007 period refer to the three months ended March 31, 2007. All dollar amounts are in thousands unless noted otherwise.
     We have incurred annual operating losses since our inception. At March 31, 2008, we had an accumulated deficit of $205.1  million.
     Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months. At December 31, 2007, our marketable securities consisted of issued share capital of other public companies and were classified as available-for-sale. Our balances are as follows:

	December 31,	March 31,
	2007	2008
Cash and cash equivalents	$11,320	$16,479
Short-term investments	3,585	—

Total cash, cash equivalents and short-term investments	14,905	16,479
Marketable securities	10,165	—

Total cash, cash equivalents, short-term investments and marketable securities	$25,070	$16,479

     During the three months ended March 31, 2008, we sold all of our marketable securities at their quoted market value for net cash proceeds of approximately $7.4 million.
     The change in our cash and cash equivalents, exclusive of short-term investments and marketable securities, consisted of the following amounts, the details of which are presented in our condensed consolidated statements of cash flows in “Item 1. Financial Statements” above:

	Three Months
	Ended March 31,
	2007	2008
Net cash (used in) operating activities	$(5,439)	$(5,538)
Net cash (used in) provided by investing activities	$(13,436)	$10,888
Net cash (used in) financing activities	$(1,743)	$(230)
     From inception through March 31, 2008, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash (in millions):

Equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC	$69.1
Collaborative research and development payments from Aventis Pharmaceutical Products, Inc, which is now Sanofi-Aventis, from 1994 to 2000	49.7

Private equity sales to Aventis from 1994 to 1999	39.4

Initial public offering in October 2000	32.2

Private equity sales to various other parties	29.8

Contract services, grants, interest and other income	30.7
Equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005	19.6

Mortgage financing from banks for our facilities	9.9

Sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials from 1997 to 2000	7.5

Gain on sale of shares of shares of Silence Therapeutics plc in January 2008	7.4
Leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes	6.5
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
     We believe our cash, cash equivalents and short-term investments on hand at March 31, 2008, plus the amounts we may earn from contract services, grants and/or interest income during 2008, will be sufficient to fund our operations through at least March 31, 2009, and perhaps longer, at a level necessary to achieve our primary business objectives. However, in order to fund our operations beyond March 31, 2009, or to introduce any new product candidates, we may be required to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether such additional financing will be available when needed or on terms favorable to us or our stockholders. In the event these sources of financing become unavailable, we may have to adjust the scope of our operations and related cash needs to a level that can extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include reducing the number of our personnel and perhaps delaying or discontinuing certain product development activities critical to achieving our business objectives.
Net Cash Used in Operating Activities

	Three Months
	Ended March 31,
	2007	2008
Net cash used in operating activities	$(5,439)	$	(5,538)
     The net cash we used in our operating activities relates to the following items:
•
Net loss - The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	Three Months
	Ended March 31,
	2007	2008
Net loss	$(5,617)	$(2,401)
Less expenses not requiring the use of cash:
Non-controlling interests in income of consolidated subsidiary	14	(4)
Depreciation	279	247
Share-based compensation	1,255	1,045
Gain on sale of marketable securities	—	(4,388)

Portion of net loss for which we use cash	$(4,069)	$(5,501)

Percent increase from previous period	N/A	35%

     See “Comparison of Three Months Ended March 31, 2008 and March 31, 2007” above for a discussion of the changes in the components of our net loss.

•
Accounts payable and accrued liabilities — Changes in these accounts arise primarily from variations in the timing of payments to vendors and employees that arise in the ordinary course of business. This timing is a function of:

•	Variations in our general business activities;

•	The nature of vendors to whom we have obligations;

•	The nature of payment terms we receive from vendors;

•	The timing of when we receive invoices from vendors;

•	The timing of when we elect to make payments to vendors based on our available cash balances and cash flow needs; and

•	The timing of our regularly scheduled paydays for our employees relative to the end of our accounting periods.
The changes in our accounts payable and accrued liabilities for the 2008 and 2007 periods are related to one or more of the above items, with no single component of those aggregate changes being material to our business as a whole. In addition to the above items, we experienced a smaller decrease in accounts payable and accrued liabilities collectively in the 2008 period compared to the 2007 period due to:
•	Reaching an agreement in the 2007 period with a third party that we would not have to pay certain of their invoices that were previously included in our accounts payable;

•
Payment in the 2007 period of $1.6 million to a placement agent in connection with their work supporting the sale of our common stock in November 2006 and December 2006 that was accrued as of December 31, 2006; and

•	Elimination in the 2007 period of a liability accrued at December 31, 2006 for consulting services that we determined would not have to be paid.
•	Deferred revenue and other - These accounts relate to:
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

The amount of the change in deferred revenue and other in the 2008 period compared to the 2007 period was not material to our financial position or results of operations.
•
Other assets — Other assets decreased in the 2008 and increased in the 2007 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in other assets during the 2008 and 2007 periods resulted from such activities that arose during the normal course of our business, with no component of those aggregate changes being material to our business as a whole.

     Depreciation is an expense in our net loss that does not use cash. This expense decreased in the 2008 period compared to the 2007 period due to the absence of significant property and equipment acquisitions during the 2008 period and our use of declining balance depreciation methods that results in decreasing depreciation charges over the life of an asset.
     Share-based compensation is an expense in our net loss that does not use cash. See “Share-Based Compensation Expense” above for a discussion of the changes in this expense between periods.
     The gain on sale of marketable securities in the 2008 period resulted from the sale of the shares we owned in Silence Therapeutics as discussed further under “Investment in Silence Therapeutics plc” in the Financial Overview section above.
     Net Cash Provided by and Used in Investing Activities

	Three Months
	Ended March 31,
	2007	2008
Net cash (used in) provided by investing activities	$(13,436)	$10,888
     The change in the 2008 period compared to the 2007 period was primarily due to:
•	The sale of our marketable securities for net cash proceeds of approximately $7.4 million in the 2008 period;

•
A higher level of net activity in sales of short-term investments in the 2008 period compared to the 2007 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock; and

•	A higher amount of equipment purchases to support our business being necessary in the 2008 period compared to the 2007 period.
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
Net Cash Used in Financing Activities

	Three Months
	Ended March 31,
	2007	2008
Net cash used in financing activities	$(1,743)	$(230)
     The change in the 2008 period compared to the 2007 period was primarily due to:
•
The payment during the 2007 period of approximately $1.6 million of fees payable to a placement agent that were accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006; and

•
A decrease in proceeds from exercise of options for common stock in the 2008 period compared to the 2007 period, which is activity that can vary based upon the discretionary actions of the individuals holding such options.

Debt Service, Lease and Other Contractual Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for April 1, 2008 through December 31, 2008	$837
Total debt service payments due during the year ending December 31:
2009	949
2010	820
2011	735
2012	735
Thereafter	8,902

Total debt service payments	12,978
Less portion representing interest	(5,411)

Total principal balance at March 31, 2008	$7,567

Principal balance presented on the March 31, 2008 balance sheet as liabilities in these categories:
Current portion of notes payable	$553
Notes payable, net of current portion	7,014

Total principal balance at March 31, 2008	$7,567

     We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:
•
A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation;

•	A lease for a building housing our second production facility with annual rent payments of $101,000 through January 2009; and

•	A lease for our corporate office space with annual rent payments of $234,000 through July 2009.
     The latter two leases are subject to adjustment annually for changes in operating expenses.
     Since these leases are operating leases under generally accepted accounting principles, no liability related to them is reflected on our balance sheet. Future minimum annual rental payments due under these leases and all other operating leases, the last of which is due in 2026, are as follows (in thousands):

April 1, 2008 through December 31, 2008	$394
Year ending December 31,
2009	320
2010	166
2011	161
2012	156
Thereafter	2,147

Total minimum lease payments under operating leases	$3,344

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
     Pursuant to a consulting agreement, we have paid consulting fees of approximately $175,000 per annum to EJ Financial, a company owned by a member of our Board of Directors. EJ Financial has provided us guidance on strategic product development, business development and marketing activities. Effective December 31, 2007, this consulting agreement was ended by mutual agreement between EJ Financial and us. Accordingly, we no longer make payments under this agreement.
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $215,000 per annum. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of March 31, 2008, we would have been obligated to make final payments totaling $215,000. Dr. Roth is one of our stockholders.

     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated make future payments of fees to the placement agent totaling $225,000. These fees are payable in monthly installments of approximately $25,000 through December 2008.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center, a component institution of The University of Texas System, which is one of our shareholders. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $32,000 per month during the non-cancelable term of this lease, which expires in 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at March 31, 2008 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
     Our market risk profile has not changed significantly from that described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
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
     We have performed sensitivity analyses as of March 31, 2008 and December 31, 2007 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at March 31, 2008 and December 31, 2007. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of March 31, 2008 would decrease our interest income by approximately $165,000 per year and approximately $41,250 per quarter, compared to a decrease in our interest income of approximately $149,000 per year and approximately $37,260 per quarter as of December 31, 2007.
     At March 31, 2008, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     We have generated operating losses since we began operations in June 1993. As of March 31, 2008, we had an accumulated deficit of approximately $205.1 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     We expect we will fund our operations through at least March 31, 2009, and perhaps longer, with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may be required to raise additional capital sooner, however, under various circumstances, including if we experience:
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
     Our business depends in part on patents licensed from third parties. The related license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of product candidates could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.
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
     For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the three months ended March 31, 2008. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.
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
     Dr. John N. Kapoor, a member of our Board of Directors, is also associated with EJ Financial, a healthcare investment firm that is wholly owned by him. We have paid EJ Financial $175,000 per year under a consulting agreement for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete. Effective December 31, 2007, this consulting agreement ended by mutual agreement between EJ Financial and us. Accordingly we no longer make payments under this agreement.
     David Parker, Ph.D., J.D., our Vice President, Intellectual Property, is a partner with the law firm Fulbright & Jaworski LLP, which provides legal services to us as our primary outside counsel for intellectual property matters.
     We have relationships with Jack A. Roth, M.D., a beneficial owner of our common stock, and M. D. Anderson Cancer Center, both of whom are affiliated with The Board of Regents of the University of Texas System, one of our stockholders. For more information concerning these relationships, see our “Notes to Consolidated Financial Statements” beginning on page F-8 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
     In the three months ended March 31, 2007, we became an owner of 49% of the outstanding stock of Introgen Research Institute (“IRI”). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder. We transferred to IRI an NIH grant originally awarded to us. IRI will be responsible for the remaining research contemplated by that grant and will receive future funding, if any, from the NIH under that grant. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
     We have an agreement with Mr. Robert W. Pearson, who became a member of our Board of Directors in April 2008. Under this agreement, he will provide certain business development services to us in connection with potential co-development, collaborative, marketing partnership or certain other potential strategic transactions. In consideration for his services, upon the consummation of such a transaction, we will pay him a fee equal to one-half of one percent (0.5%) of certain monetary benefits received by our stockholders or us. The maximum fee he can receive is $3,000,000. The fee we pay him will be reduced by expenses or other expenditures made or contemplated under such a transaction. This fee is not payable for funding we receive that we are expected to expend for research and development programs, full time equivalent payments to employees, loans, collaborative programs, business partnerships or strategic transactions, or otherwise. Transactions between our affiliates and us, whether now existing or created in the future, are excluded from this agreement. This agreement may be terminated at any time by written notice from us or this board member. In the event of such termination, the fee shall be paid with respect to a transaction produced through services performed by this board member before termination if the transaction is closed within two years after the date of termination of the agreement.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number		Description of Document

3.2(1)	—	Amended and Restated Bylaws of Introgen, Inc., effective as of April 11, 2008

10.64	—	Letter Agreement with Robert W. Pearson dated as of January 30, 2008

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit filed with our Current Report on Form 8-K, filed with the SEC on April 17, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
May 12, 2008	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.2(1)	—	Amended and Restated Bylaws of Introgen, Inc., effective as of April 11, 2008

10.64	—	Letter Agreement with Robert W. Pearson dated as of January 30, 2008

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit filed with our Current Report on Form 8-K, filed with the SEC on April 17, 2008.