Form 10-Q
period 2008-06-30
INTROGEN THERAPEUTICS INC
filed 2008-08-08
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2008, the registrant had 44,048,172 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,320	$11,016
Short-term investments	3,585	—

Total cash, cash equivalents and short-term investments	14,905	11,016
Marketable securities	10,165	—
Prepaid expense and other current assets	706	535

Total current assets	25,776	11,551
Property and equipment, net of accumulated depreciation of $14,994 and $15,489	4,442	4,074
Other assets	265	253

Total assets	$30,483	$15,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,813	$2,881
Accrued liabilities and other	4,225	2,450
Deferred revenue and other	616	599
Current portion of notes payable	586	544

Total current liabilities	7,240	6,474
Notes payable, net of current portion	7,155	7,022
Deferred revenue and other, long-term	79	6

Total liabilities	14,474	13,502

Non-controlling and minority interests in consolidated subsidiaries	6	2
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2007 and 2008, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 44,004 in 2007 and 44,024 in 2008	44	44
Additional paid-in capital	211,558	213,766
Accumulated deficit	(202,715)	(211,462)
Accumulated other comprehensive gain	7,116	26

Total stockholders’ equity	16,003	2,374

Total liabilities and stockholders’ equity	$30,483	$15,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Contract services, grant and other revenue	$82	$121	$404	$307
Operating costs and expense:
Research and development, including share-based compensation of $314 and $143 for the three months ended June 30, 2007 and 2008 and $619 and $318 for the six months ended June 30, 2007 and 2008	4,763	4,154	7,938	8,836
General and administrative, including share-based compensation of $1,190 and $995 for the three months ended June 30, 2007 and 2008 and $2,140 and $1,865 for the six months ended June 30, 2007 and 2008	3,533	2,490	6,800	5,021

Total operating costs and expense	8,296	6,644	14,738	13,857

Loss from operations	(8,214)	(6,523)	(14,334)	(13,550)
Interest income	373	61	815	160
Interest expense	(166)	(163)	(345)	(325)
Realized gain on sale of marketable securities	—	—	—	4,388

Other income	244	279	498	576

Loss before non-controlling and minority interests in consolidated subsidiaries	(7,763)	(6,346)	(13,366)	(8,751)
Non-controlling and minority interests in consolidated subsidiaries	14	—	—	4

Net loss	$(7,749)	$(6,346)	$(13,366)	$(8,747)

Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.31)	$(0.20)

Shares used in computing basic and diluted net loss per share	43,801	44,014	43,728	44,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(13,366)	$(8,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interests in consolidated subsidiaries	—	(4)
Depreciation	545	495
Share-based compensation	2,759	2,183
Gain on sale of marketable securities	—	(4,388)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	33	183
Increase (decrease) in accounts payable	(783)	1,068
Increase (decrease) in accrued liabilities and other	(311)	(1,625)
Increase (decrease) in deferred revenue and other	(422)	(90)

Net cash used in operating activities	(11,545)	(10,925)

Cash flows from investing activities:
Purchases of property and equipment	(27)	(117)
Purchases of short-term investments	(19,334)	—
Maturities of short-term investments	15,702	3,585
Proceeds from sale of marketable securities	—	7,429

Net cash (used in) provided by investing activities	(3,659)	10,897

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	(1,571)	(150)
Proceeds from exercise of options for common stock	145	25
Proceeds from notes payable	94	158
Principal payments under notes payable	(557)	(333)

Net cash used in financing activities	(1,889)	(300)

Effect of exchange rate changes on cash	(14)	24

Net decrease in cash	(17,107)	(304)
Cash and cash equivalents, beginning of period	25,578	11,320

Cash and cash equivalents, end of period	$8,471	$11,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$330	$310

Supplemental disclosure of non-cash investing and financing activities:
Non-cash unrealized gain (loss) on marketable securities	$12,735	$(2,736)

Issuance of common stock in connection with the grant of stock	$210	$—

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
     In June 2008, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer. Simultaneously, Gendux Molecular Limited, our wholly-owned subsidiary based in Ireland, submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (EMEA) for the same indication.
     In June 2008, we formed Introgen Technical Services, Inc. (ITS) as a wholly-owned subsidiary to pursue contract production, process development and manufacturing services for third parties as discussed further in Note 3 below. The operations of ITS to date are not material to our financial statements.
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
     Our research and development activities and pursuit of marketing approval by regulatory agencies for our product candidates involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for and the ability to obtain additional financing, the reliance on collaborative research and development arrangements with corporate and academic affiliates and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, competitive technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of these factors and the related uncertainties, there can be no assurance of our future success.
     We believe our cash, cash equivalents and short-term investments on hand at June 30, 2008, plus the amounts we may earn from contract services, grants and/or interest income in the future, will be sufficient to fund our operations until approximately March 31, 2009. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations. In order to fund our operations beyond that date, we will need to obtain additional cash through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.
     If we raise additional cash through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether additional cash will be available when needed or on terms favorable to us or our stockholders.
     In the event we cannot obtain additional cash, we may have to adjust the scope of our operations and related cash needs to a level that can extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include reducing the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.

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
     These unaudited, interim financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     Our critical accounting policies and recently issued accounting pronouncements of significance to us are described in our most recent annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008. There have been no changes in those items since that time that would have a material effect on our financial statements. As noted in that annual report, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” were effective for us on January 1, 2008. Our adoption of those standards had no material effect on our financial statements.
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
3. Consolidated Subsidiaries
     Introgen Technical Services, Inc.
     In June 2008, we formed Introgen Technical Services, Inc. (ITS) as a wholly-owned subsidiary. We anticipate ITS will pursue the following objectives:
•	Assume responsibility for producing investigative materials for our clinical trials;

•	Produce and provide us commercial supplies of products for which we may receive marketing approval from the appropriate regulatory agencies; and

•	Pursue contract production, process development and manufacturing services for third parties.
     The development of the ITS business is based upon the expertise we have developed in the areas of manufacturing and process development and the availability of our manufacturing facilities, practices and processes that can accommodate and support our providing services to third parties in compliance with the U.S. Food and Drug Administration’s Current Good Manufacturing Practice requirements. The operations of ITS to date are not material to our financial statements.
     Introgen Research Institute, Inc.
     During the six months ended June 30, 2007, we purchased 49% of the outstanding stock of Introgen Research Institute, Inc. for $10,000. The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder.

     We have contractual relationships with IRI under which we may perform research and development services for them in the future. For the three and six months ended June 30, 2008, we recorded grant income of zero and $56,000, respectively, related to grants held by IRI. For the three and six months ended June 30, 2007, we recorded grant income of zero and $213,000, respectively, related to grants held by IRI.
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
4. Other Comprehensive Income or Loss
     Other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net loss	$(7,749)	$(6,346)	$(13,366)	$(8,747)
Foreign currency translation adjustments	(10)	(15)	(14)	24
Unrealized gain (loss) on marketable securities	8,688	—	12,735	—

Total comprehensive income (loss)	$929	$(6,361)	$(645)	$(8,723)

     During the six months ended June 30, 2008, we sold all the shares of Silence Therapeutics plc we owned for their quoted market value on the Alternative Investment Market of the London Stock Exchange on the date of the sale. We received net proceeds of approximately $7.4 million from this sale. We purchased these shares for approximately $3.0 million in July 2005. These shares were presented as marketable securities in our financial statements in previous periods. This sale resulted in the recognition of a gain of $4.4 million, which is recorded as a component of other income. As a result of this sale, the unrealized gain on marketable securities has been realized and is no longer a component of other comprehensive income (loss).
5. Share-Based Compensation
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended		Six Months Ended
June 30,		June 30,
2007	2008	2007	2008
98,323	10,723	206,723	20,073

6. Business Development Services Agreement with a Related Party
     We have an agreement with a member of our Board of Directors under which he will provide certain business development services to us in connection with potential co-development, collaborative, marketing partnership or certain other potential strategic transactions. In consideration for his services, upon the consummation of such a transaction, we will pay him a fee equal to one-half of one percent (0.5%) of certain monetary benefits received by our stockholders or us. The maximum fee he can receive is $3,000,000. The fee we pay him will be reduced by expenses or other expenditures made or contemplated under such a transaction.
     This fee is not payable for funding we receive that we are expected to expend for research and development programs, full-time equivalent payments to employees, loans, collaborative programs, business partnerships or strategic transactions, or otherwise. Transactions between our affiliates and us, whether now existing or created in the future, are excluded from this agreement. This agreement may be terminated at any time by written notice from us or this board member. In the event of such termination, the fee shall be paid with respect to a transaction produced through services performed by this board member before termination if the transaction is closed within two years after the date of termination of the agreement
7. Offering of Our Common Stock
     In August 2008, we entered into a sales agreement with a placement agent to sell up to 6 million shares of our common stock in one or more, at-the-market offerings from time to time. Each time we desire to sell shares under this agreement, we will notify the placement agent of the parameters under which we desire the shares be sold, including:
•	The number of shares we want to sell;

•	The time period during which we want the sales to occur;

•	Any limitation we want on the number of shares that may be sold in any one day; and

•	Any minimum price below which sales may not be made.
     The placement agent is required to use its commercially reasonable efforts consistent with its customary trading and sales practices to sell these shares, but is under no obligation to us if it is unable to sell the shares. We are obligated to pay the placement agent a commission of 7% of the gross proceeds from any sales of the shares under the sales agreement. We or the placement agent may terminate this agreement at any time.
     We will sell these shares under our previously filed registration statement on Form S-3 (File No. 333-140424) and related prospectus and prospectus supplement.
8. Subsequent Events
     Reduction in Staff
     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections above. We re-allocated the approximately 50 remaining personnel to focus on future regulatory review and commercial activities related to ADVEXIN therapy and our other technologies and to pursue our ITS business plan. About half of those remaining personnel will continue as Introgen employees and the others have become ITS employees.
     Listing on Nasdaq Global Market
     In July 2008, The Nasdaq Stock Market (Nasdaq) notified us that we do not comply with the minimum $50,000,000 market value of listed securities nor the alternative requirement of a minimum $50,000,000 in total assets and total revenue required for continued listing on The Nasdaq Global Market set forth in Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B), respectively. This notification has no effect on the listing of the company’s common stock at this time.

     In accordance with Nasdaq Marketplace Rules, we have until August 29, 2008, to regain compliance with the minimum market value requirement. During this period, we will regain compliance if the market value of our listed securities is at least $50,000,000 for a minimum of 10 consecutive business days, which period may be extended at Nasdaq’s discretion. If we have not demonstrated compliance with the Marketplace Rules by August 29, 2008, Nasdaq will provide us with written notice that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist the company’s common stock.
     Alternatively, we may apply to transfer our common stock to The Nasdaq Capital Market. Though no assurance can be made that our shares will be accepted for listing on that exchange, we believe we currently satisfy all the criteria for listing on The Nasdaq Capital Market. We intend to explore all options available to address the current listing issue.
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
•	The sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations and access to additional cash and working capital through sales of common or preferred stock or the issuance of debt;

•	Various regulatory applications, procedures and approvals relating to our product candidates, including but not limited to our expectations regarding the timing of such applications, procedures and approvals;

•	The growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	Future increases in our research and development, sales and marketing and general and administrative expenses;

•	Better efficacy of our product candidates through the use of “biomarkers”;

•	Application of our research and development expertise to other diseases that result from cellular dysfunction and uncontrolled cell growth; and

•	The development and conduct of the business of our subsidiaries.
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
The Introgen Strategy
     Our objective is to be a leader in the development of targeted molecular tumor suppressor therapies and other products for the treatment of cancer and other diseases that, like cancer, result from cellular dysfunction and uncontrolled cell growth. To accomplish this objective, we are pursuing the following strategies:
•	Develop and Commercialize ADVEXIN Therapy, INGN 241, INGN 225 and INGN 401 for Multiple Cancer Indications. We plan to continue our development programs to commercialize several of our product candidates in multiple cancer indications, including:
•	ADVEXIN therapy, using the p53 tumor suppressor;

•	INGN 241, using the mda-7 tumor suppressor (also known as interleukin 24 or IL-24);

•	INGN 225, using the p53 tumor suppressor as a highly specific cancer immunotherapy; and

•	INGN 401 systemic nanoparticle therapy, using the FUS-1 tumor suppressor.
•	Develop Our Portfolio of Targeted Molecular Therapies and Other Drug Products. Utilizing our research, clinical, regulatory and manufacturing expertise, we are evaluating development of additional molecular therapies for various cancers, including:
•	INGN 234, an oral rinse or mouthwash formulation containing the p53 tumor suppressor;

•	INGN 402 and 403, using nanoparticle formulations for systemic delivery of the p53 and mda-7 tumor suppressors; and

•	INGN 007, a replication-competent viral therapy.
•	Develop a Systemic Nanoparticle Administration Platform. Early pre-clinical and clinical studies with these new nanoparticle drugs have demonstrated a good safety profile and promising anti-cancer activity. In addition to FUS-1, we incorporate the p53 tumor suppressor and the mda-7 tumor suppressor in these nanoparticle formulations. We also have in-licensed technologies for systemic nanoparticle delivery of DNA, siRNA, miRNA, proteins, peptides and polypeptides.

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents. We are conducting this program in support of our Oral Care Alliance with Colgate-Palmolive.

•	Establish Targeted Sales and Marketing Capabilities. The oncology market can be effectively addressed by a small, focused sales force because it is characterized by a concentration of specialists in cancer centers and oncology clinics. We believe we can address this market by a combination of building a direct sales force as part of the ADVEXIN therapy commercialization process and pursuing marketing and distribution agreements with corporate partners for ADVEXIN therapy as well as additional products.

•	Expand Our Market Focus to Non-Cancer Indications. We plan to leverage our scientific, research and process competencies in molecular therapy and vector development to pursue targeted molecular therapies for a variety of other diseases and conditions. While our primary emphasis at this time is on cancer, we believe these therapies could hold promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.

•	Build Upon Our CGMP Manufacturing and Process Development Capabilities. We own and operate manufacturing facilities, including a commercial-scale, validated manufacturing facility designed to comply with the FDA’s Current Good Manufacturing Practice requirements, commonly known as CGMP requirements. The recent formation of ITS as a separate business unit will allow us to focus on opportunities to conduct process development and contract manufacturing services for third party customers using these capabilities. We believe the market for these services can be significant and can serve as a profitable business activity for us.
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
Product Development Overview
ADVEXIN Therapy (p53)
Regulatory Filings for Marketing Approval for Treatment of Head and Neck Cancer
     ADVEXIN therapy is our lead product candidate. It combines the p53 tumor suppressor with a non-replicating, non-integrating adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous.
     In June 2008, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer. Simultaneously, Gendux Molecular Limited, our wholly-owned subsidiary based in Ireland, submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (EMEA) for the same indication. ADVEXIN therapy represents the first of a new class of tumor suppressor cancer therapy and is the first product of its kind to be submitted for regulatory approval in the United States and Europe.
     The ADVEXIN therapy BLA for recurrent or refractory Squamous Cell Carcinoma of the Head and Neck (SCCHN) contains a proforma product package insert describing indicated usage in patients with certain p53 biomarker profiles. The p53 biomarker profiles appear to identify the majority of the recurrent SCCHN population, and we believe the p53 biomarker profiles identify a majority the of the overall solid tumor population.
     After the conclusion of Phase 2 and Phase 3 clinical trials using ADVEXIN therapy as a monotherapy for recurrent or refractory SCCHN, and subsequent to the submission of the ADVEXIN Biologic License Application (BLA), which included analyses of both general and p53 biomarker profile specified patients, the development program for recurrent or refractory SCCHN using ADVEXIN therapy as a monotherapy in general patient populations is concluding. Future development for SCCHN indications of ADVEXIN therapy as a monotherapy is expected to focus on patient populations identified by p53 biomarker profiles predictive for ADVEXIN efficacy and useful by physicians in guiding patient treatment decisions.
     After submission of the ADVEXIN therapy BLA, FDA notified Introgen of the discontinuation of the program’s current Fast Track designation for SCCHN and simultaneously invited us to request future Fast Track designation for ADVEXIN therapy development programs, which we plan to pursue with additional Fast Track designation requests in patients with p53 biomarker profiles in multiple cancer indications with unmet medical needs. The FDA has advised Introgen that the pending ADVEXIN BLA is unaffected by the Fast Track designation discussion.
     ADVEXIN therapy for head and neck cancer has been designated an Orphan Drug under the Orphan Drug Act. This designation may give us up to seven years of marketing exclusivity for ADVEXIN therapy for this indication if approved by the FDA.
     Our submission of a BLA to the FDA and an MAA to the EMEA for ADVEXIN therapy is based on the results of pivotal Phase 2 and 3 clinical trials evaluating survival, tumor response and safety in patients with recurrent, refractory end-stage, squamous cell carcinoma of the head and neck. These trials incorporated common diagnostic tests to identify patients most likely to benefit from ADVEXIN treatment based upon pre-treatment tissue analyses to determine p53 profile status.
     The Phase 3 Statistical Analysis Plan was finalized with input from the FDA. We have followed advice from the FDA in accelerating our Phase 3 safety analysis and performing an efficacy analysis for this study. An independent Data Safety Monitory Board review in 2006 noted no safety issues with the Phase 3 study.
     In submitting our BLA for ADVEXIN therapy, we were able to rely on an agreement with the FDA that biomarker evaluations as described in its Critical Path Initiative, which permits new product evaluation on the basis of specifically targeted (i.e., by prognostic or biologic parameters) clinical trials and/or patient populations, can be used in the ADVEXIN therapy approval process in addition to our original Phase 3 protocol determination to assess a patient’s mutation status and other Personalized Medicine characteristics. This initiative encourages sponsors to examine novel approaches to define tumor responses that correlate with clinical benefit. Our Phase 3 statistical analysis plan and clinical protocols describe assessments of p53 biomarker profiles based not only on p53 mutational gene sequence evaluations but also on p53protein levels as determined by prospectively identified immunohistochemistry procedures. We have employed several biomarker and response criteria to evaluate ADVEXIN therapy efficacy. By using new clinical data and new analyses of those data, we hope to more specifically target recurrent head and neck cancer in patients using indicators known as “biomarkers,” as discussed further below under “ADVEXIN Therapy as a Targeted Molecular Therapy.” We believe this Personalized Medicine approach will improve efficacy by identifying the patients most likely to benefit from ADVEXIN therapy.
Clinical Trials For Treatment of Head and Neck Cancer
     Our Phase 3 multicenter, randomized, comparative trial enrolled 123 patients with recurrent squamous cell carcinoma of the head and neck whose cancers were refractory to platinum or taxane chemotherapy. Patients were randomized to receive ADVEXIN therapy or methotrexate as monotherapy. Recurrent, refractory (end-stage) head and neck cancer is aggressive with a poor prognosis, making it unethical to treat patients with placebo as an additional comparator.
     The primary efficacy endpoint was survival. The secondary efficacy endpoint was tumor response. Study populations consisted of the p53 biomarker population and the intent to treat population. All endpoints and populations were prospectively designated before unblinding the Phase 3 database and officially amended with the FDA prior to starting the Phase 3 analysis.
     Study results compared the patients as a whole for the entire intent-to-treat (ITT) population and for patients based upon tumor p53 biomarker profiles positive or negative for ADVEXIN therapy efficacy. Biomarkers for p53 have been shown to be excellent predictors of efficacy following ADVEXIN therapy and define a group of patients who may benefit more from ADVEXIN therapy than from methotrexate treatment. The prospectively identified p53 biomarker profiles in the Phase 3 study confirmed results obtained from earlier hypothesis generating analyses of biomarker profiles data from Phase 2 study data.
     Biomarker analyses were conducted with pre-treatment samples on a completely blinded basis by an independent laboratory unaware of the clinical results. A total of 67 patients (i.e. n=67), which is over half of the study patients, had pre-treatment tissue samples available for testing. The identification of patients according to the predictive p53 profiles yielded statistically significant findings with regard to efficacy.
     Using statistical analysis, the clinical characteristics of the ITT and biomarker populations demonstrated that the samples are representative of the entire treatment population in demographics and disease characteristics. Routine, readily available, immunohistochemistry (IHC) and gene sequencing tests were performed to determine patients’ tumor p53 profiles that were either positive or negative for ADVEXIN therapy efficacy. These routine tests are available from many clinical testing facilities to detect p53 abnormalities associated with the majority of all solid tumors.
Notable study results included the following:
•	The survival results in the p53 molecular biomarker population met the study’s overall objective by demonstrating the clinical benefit of ADVEXIN therapy in comparison to methotrexate. In the tumor p53 positive profile patients, ADVEXIN therapy treatment had a higher median survival compared to methotrexate (ADVEXIN therapy--7.2 months vs. methotrexate--4.3 months).

There was a statistically significant difference in survival outcomes by Cox regression analysis for patients treated with ADXEXIN versus methotrexate based upon p53 biomarker profiles. There was a statistically significant treatment effect by tumor p53 profile interaction in terms of overall survival (p = 0.0265) and 6 month survival (p&lt0.0051). Specifically for overall survival, the hazard ratio for the interaction was 0.263 (95% CI 0.081-0.856), indicating that for patients with a favorable tumor p53 profile, there was significantly increased survival for treatment with ADVEXIN. The hazard ratio for the main effect of treatment (2.924, 95% CI 1.052-8.131) revealed that for patients with an unfavorable tumor p53 profile, there was increased survival for methotrexate (p&lt0.0397). For six month survival, the hazard ratio for the interaction was 0.110 (95% CI 0.024-0.517), indicating that for patients with a favorable tumor p53 profile, there was an even stronger significantly increased survival for treatment with ADVEXIN. The hazard ratio for the main effect of treatment (4.285, 95% CI 1.182-15.539) again revealed that for patients with an unfavorable tumor p53 profile, there was increased survival for methotrexate treatment (p&lt0.0268). (Note: The p-value is a measure of probability that a difference between groups during an experiment happened by chance. The lower the p-value, the more likely it is that the difference between groups was caused by treatment and tumor p53 profile effects rather than by chance.)
•	A complementary statistical analysis evaluating the percentage of patients surviving at six months also demonstrated the clinical benefit of ADVEXIN therapy in comparison to methotrexate for patients with tumor p53 profiles positive for ADVEXIN therapy efficacy. At the six month survival endpoint, 67% of ADVEXIN therapy treated patients were alive compared to only 39% of the methotrexate treated patients. This difference was statistically significant (p = 0.0434).
•	There was a statistically significant increase in survival for ADVEXIN therapy treated patients with positive tumor p53 profiles compared to patients without these profiles (median survival 7.2 months vs. 2.7 months; p < 0.0001). The p53 profiles predictive of ADVEXIN treatment effects were retained as an independent prognostic factor for survival in Cox Proportional Hazard Multivariate Analysis of known prognostic variables, with a significantly decreased risk of death for patients with favorable ADVEXIN efficacy profiles (HR 0.17, 95% CI, (0.07, 0.42), p = 0.0001) compared to patients with unfavorable profiles. In contrast, the p53 profiles predictive of ADVEXIN survival effects did not predict methotrexate survival outcomes and there was no statistical difference between the median survivals of methotrexate treated patients with favorable vs. unfavorable tumor p53 profiles for ADVEXIN treatment effects.
•	With respect to tumor response, similar benefits for ADVEXIN therapy in comparison to methotrexate in the molecular biomarker population were observed for this parameter of treatment efficacy that was also observed for the survival outcomes. In the Phase 3 study, there was a statistically significant increase in tumor responses for ADVEXIN treated patients with favorable p53 efficacy profiles compared to those with unfavorable profiles (favorable 65% (n=17/26) vs. unfavorable 18% (2/11); p = 0.0128). In contrast, the p53 profiles predictive of ADVEXIN efficacy did not predict methotrexate response outcomes. Opposite to ADVEXIN therapy, methotrexate responders had a lower percentage of favorable p53 profiles and a higher proportion of responders with unfavorable p53 profiles (favorable 50% (n=11/22) vs. unfavorable 83% (5/6). The interaction of tumor response, treatment and p53 biomarker profiles was statistically significant by logistic regression analysis (p = 0.0108) and indicates that p53 gene therapy and methotrexate tumor responses were associated with different and complimentary groups of recurrent SCCHN patients.
•	The results of the statistical analyses for survival and tumor response are in agreement with each other and demonstrate the superior efficacy of ADVEXIN therapy compared to methotrexate in patients with tumor p53 profiles positive for ADVEXIN therapy efficacy.
•	Another result of the study shows that ADVEXIN therapy and methotrexate have significant clinical benefits in different groups of patients. These patients could easily be identified by their predictive tumor p53 profiles.
•	Based on the finding that ADVEXIN therapy and methotrexate demonstrate activity in complementary groups of patients, it is expected that the median survivals for the overall intent-to-treat ADVEXIN therapy and methotrexate populations should be similar and without a statistically significant difference. This was observed in the Phase 3 study (median survival for ADVEXIN therapy 4.4 months vs. methotrexate of 6.1 months; p = 0.236). The results demonstrate the importance of evaluating biomarker populations as opposed to the intent-to-treat groups that do not account for the underlying and identifiable molecular indicators of ADVEXIN therapy activity that can identify which patients will benefit from ADVEXIN therapy.
•	In this Phase 3 study, ADVEXIN therapy had a superior safety profile compared to methotrexate. The side effects more common for methotrexate (inflammation of mouth, pneumonia and low blood counts) were potentially more clinically significant than the generally more self-limiting side effects from ADVEXIN therapy (fever, chills, and injection site discomfort or pain).
     These findings demonstrate the benefits of ADVEXIN therapy in comparison to methotrexate for patients with positive tumor p53 biomarker profiles. The clinical application of these biomarkers may allow physicians to select individualized ADVEXIN therapy based upon a patient’s tumor p53 profile determined by routine diagnostic tests.
Regulatory Filings for Marketing Approval for Treatment of Li-Fraumeni Syndrome
     The EMEA Committee for Orphan Medicinal Products granted ADVEXIN therapy an Orphan Medicinal Product Designation in Europe for the treatment of Li-Fraumeni Syndrome. This designation has been ratified by the European Commission. The Orphan Medicinal Product Designation in Europe confers a number of regulatory benefits to ADVEXIN therapy, including access to protocol assistance, reduced regulatory fees and a ten-year period of marketing exclusivity from the date of marketing authorization by the European Commission. Li-Fraumeni Syndrome is an inherited cancer characterized by inherited mutations in the p53 tumor suppressor.

     We have submitted, and the EMEA has accepted for review, a Marketing Authorization Application for ADVEXIN therapy under the EMEA’s Exceptional Circumstances Approval rules for breakthrough therapies. We have received review questions from the EMEA and believe we can fully address these questions in a timely manner. The application is for the use of ADVEXIN therapy for the treatment of Li-Fraumeni Syndrome. Under these rules, approval, if granted by the EMEA, will be based on clinical results from the use of ADVEXIN therapy in Li-Fraumeni Syndrome and also from results of other trials with ADVEXIN therapy in a wide variety of non-inherited solid tumors that share the p53 biomarker abnormality, which characterizes Li-Fraumeni Syndrome.
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
     Our manufacturing facilities were audited in July 2008 by representatives of the Irish Medicines Board on behalf of the EMEA. The purpose of the inspection was to assess the compliance of our facilities and GMP systems with the requirements of the EC Guide to GMP with a view to issue a Manufacturing Authorization in relation to our Marketing Authorization Application to the EMEA for our ADVEXIN therapy product. We are in the process of evaluating the audit findings and expect to have all observations resolved by the end of 2008.
     There is no assurance we will receive approval from the FDA and/or the EMEA to market ADVEXIN therapy for recurrent head and neck cancer or Li-Fraumeni syndrome. We may encounter delays in the regulatory process due to additional information requirements from regulatory authorities, unintentional omissions in our applications, additional government regulation or other delays in the review process. We may update our expectations regarding these regulatory milestones from time to time to reflect new information as it becomes available to us.
ADVEXIN Therapy as a Targeted Molecular Therapy
     As noted above, we identified a set of predictive indicators, commonly referred to as “biomarkers,” associated with high response rates and increased survival in our clinical trials of ADVEXIN therapy in patients with recurrent head and neck cancer. We believe these biomarkers support the use of ADVEXIN therapy as a targeted molecular therapy.
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
     We have an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business and Collaborative Arrangements — Alliance with Colgate-Palmolive Company” below for further discussion of this alliance agreement.
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
     Background
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
     We own and operate manufacturing facilities, including a commercial-scale, validated manufacturing facility designed to comply with the FDA’s Current Good Manufacturing Practice requirements, commonly known as CGMP requirements. We have produced numerous batches of ADVEXIN therapy clinical material for use in our Phase 1, 2 and 3 clinical trials. The design and processes of the facility used for ADVEXIN therapy production have been reviewed with the FDA. We plan to use our facilities for the market launch of ADVEXIN therapy.
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
     Our manufacturing facilities were audited in July 2008 by representatives of the Irish Medicines Board on behalf of the EMEA. The purpose of the inspection was to assess the compliance of our facilities and GMP systems with the requirements of the EC Guide to GMP with a view to issue a Manufacturing Authorization in relation to our Marketing Authorization Application to the EMEA for our ADVEXIN therapy product. We are in the process of evaluating the audit findings and expect to have all observations resolved by the end of 2008.
     Introgen Technical Services
     In June 2008, we formed Introgen Technical Services, Inc. (ITS), a wholly-owned subsidiary. Using the manufacturing and process development resources and capabilities described above as a foundation, we anticipate ITS will pursue the following objectives:
•	Assume responsibility for producing investigative materials for our clinical trials;

•	Produce and provide us commercial supplies of products for which we may receive marketing approval from the appropriate regulatory agencies; and

•	Pursue contract production, process development and manufacturing services for third parties.
     We anticipate ITS will assume responsibility for overseeing and managing the resources used in our manufacturing activities, including employing and managing the personnel involved with those processes and operating the facilities we currently use in our manufacturing operations. Introgen intends to retain ownership of intellectual property that facilitates these manufacturing and process development activities but may grant ITS a non-exclusive license to use that intellectual property to support Introgen’s needs and to pursue other ITS business objectives.
     Our manufacturing capabilities have allowed us to build sufficient supplies of clinical materials to meet our needs for the foreseeable future. We believe this accomplishment offers us the opportunity to leverage our manufacturing expertise and assets to potentially create incremental revenue from the production of biologics and other compounds for third-parties who do not possess their own in-house capabilities to meet their needs for these products. Accordingly, ITS will actively market our manufacturing capabilities as a service we can provide to others.
     While ITS is a wholly-owned subsidiary, we anticipate ITS will make royalty payments to Introgen in consideration for the use of the intellectual property, processes and practices developed by Introgen. We may also pursue financing to facilitate ITS growth in a manner that results in ITS issuing its own securities to third-party investors.
Business and Collaborative Arrangements
Alliance with The Texas A&M University System
     In June 2008, The Texas A&M University System (A&M System) and Introgen formed an alliance (The Alliance) to address opportunities for process development and production of therapeutics, vaccines, delivery systems and devices for human and veterinary applications for biopharmaceutical industry, academic research and government clients, including the bio-defense and public health sectors. The Alliance will initially include the use of Introgen’s two GMP facilities in Houston, Texas.
     Key objectives and activities of The Alliance will include:
•	Production of therapeutics, vaccines and delivery systems for human and veterinary applications.

•	Development of new methods, standards and intellectual properties to advance healthcare research regulation of new healthcare technologies.

•	Collaboration with non-profit and government institutions to enhance research, educational, technical training and economic development goals.

•	Promotion of academic collaborations with an expanding number of universities in Texas and worldwide.

•	Working cooperatively to develop new research and manufacturing opportunities with prospective partners and clients in government, academic and commercial sectors.

•	Creation of new commercial enterprises or development of new business combinations to pursue alliance objectives.
Alliance with Colgate-Palmolive Company
     We have an alliance agreement with Colgate-Palmolive to develop and potentially market oral healthcare products. We are conducting research and development activities involving specialized formulations of our molecular therapies (such as p53, mda-7 and FUS-1) targeted at precancerous conditions of the oral cavity and at oral cancer. The objective is to market these formulations as oral healthcare products. The alliance agreement excludes certain of our cancer product candidates, including ADVEXIN therapy, INGN 241, INGN 225 and INGN 401.
     In connection with the alliance agreement, Colgate-Palmolive purchased shares of our common stock. They agreed to vote these shares and any other shares of our capital stock they own in favor of corporate actions approved by our Board of Directors. This voting agreement is subject to suspension or termination upon certain events specified in the common stock purchase agreement.
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
Marketing and Sales
     We are focusing our current product development and commercialization efforts on the oncology market. This market is characterized by its concentration of specialists in relatively few major cancer centers, which we believe can be effectively addressed by a small, focused sales force. As possible regulatory approval of one or more of our product candidates for commercial sale approaches, we will address the methods of sales and marketing available to us. We will continue to evaluate the merits of building our own direct sales force, pursuing marketing and distribution arrangements with corporate partners or some combination of both.
Patents and Intellectual Property
Our Portfolio
     Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we have an intellectual property program directed at developing proprietary rights in technology that we believe may be important to our success. We also rely on a licensing program to ensure continued strong technology development and technology transfer from companies and research institutions with whom we work. We have entered into a number of exclusive license agreements or options with companies and institutions, including M. D. Anderson Cancer Center, Sidney Kimmel Cancer Center, Sanofi-Aventis, Columbia University, VirRx and Genentech. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.
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
     We have exclusively licensed from Sanofi-Aventis patent applications directed to adenoviral p53 and its clinical applications. We have an exclusive license to a United States patent application and corresponding international applications directed to the use of the p53 tumor suppressor in the treatment of cancer patients whose tumors express a normal p53 protein.
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
Adenovirus Production, Purification and Formulation
     Another focus of our research has involved the development of procedures for the commercial-scale production of our potential adenoviral-based products, including that of ADVEXIN therapy. We own various issued United States patents and related European patents, as well as a number of pending United States applications and corresponding international applications directed to highly purified adenoviral compositions, commercial-scale processes for producing adenoviral-based compositions having a high level of purity and storage-stable formulations. These patents and patent applications include procedures for preparing commercial quantities of recombinant adenovirus products and include procedures applicable to the p53 tumor suppressor, as well as any of our other potential products.
     We have licensed from Sanofi-Aventis in the p53 field a United States patent and corresponding international applications directed to processes for the production of purified adenoviruses, which are useful for our product applications. With respect to storage-stable formulations, we were issued a United States patent directed to compositions and methods concerning improved, storage-stable adenovirus formulations. This patent is not limited to our ADVEXIN therapy product candidate and may eventually replace formulations currently in use.
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

Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At June 30, 2008, we had an accumulated deficit of $211.5 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At June 30, 2008, we had cash, cash equivalents and short-term investments of $11.0 million.
     We have used cash primarily as follows (in thousands):

	Six Months
	Ended June 30,
	2007	2008
Operating activities	$11,545	$10,925
Purchases of property and equipment	27	117
Principal payments on notes payable	557	333
Payment of offering costs related to previous sales of common stock	1,571	150
     We have received cash primarily as follows (in thousands):

	Six Months
	Ended June 30,
	2007	2008
Proceeds from sale of marketable securities	$—	$7,429
Proceeds from notes payable	94	158
Proceeds from stock option exercises	145	25
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
     In January 2008, we sold all the shares of Silence Therapeutics plc we owned for their quoted market value on the Alternative Investment Market of the London Stock Exchange on the date of the sale. We received net proceeds of approximately $7.4 million from this sale. We purchased these shares for approximately $3.0 million in July 2005. These shares were presented as marketable securities in our financial statements at December 31, 2007.
     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections above. We re-allocated the approximately 50 remaining personnel to focus on future regulatory review and commercial activities related to ADVEXIN therapy and our other technologies and to pursue our ITS business plan. About half of those remaining personnel will continue as Introgen employees and the others have become ITS employees.
Listing on Nasdaq Global Market
     In July 2008, The Nasdaq Stock Market (Nasdaq) notified us that we do not comply with the minimum $50,000,000 market value of listed securities nor the alternative requirement of a minimum $50,000,000 in total assets and total revenue required for continued listing on The Nasdaq Global Market set forth in Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B), respectively. This notification has no effect on the listing of the company’s common stock at this time.

     In accordance with Nasdaq Marketplace Rules, we have until August 29, 2008, to regain compliance with the minimum market value requirement. During this period, we will regain compliance if the market value of our listed securities is at least $50,000,000 for a minimum of 10 consecutive business days, which period may be extended at Nasdaq’s discretion. If we have not demonstrated compliance with the Marketplace Rules by August 29, 2008, Nasdaq will provide us with written notice that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist the company’s common stock.
     Alternatively, we may apply to transfer our common stock to The Nasdaq Capital Market. Though no assurance can be made that our shares will be accepted for listing on that exchange, we believe we currently satisfies all the criteria for listing on The Nasdaq Capital Market. We intend to explore all options available to address the current listing issue.
Offering of Our Common Stock
     In August 2008, we entered into a sales agreement with Cantor Fitzgerald & Co., as placement agent, to sell up to 6 million shares of our common stock in one or more, at-the-market offerings from time to time. Each time we desire to sell shares under this agreement, we will notify the placement agent of the parameters under which we desire the shares be sold, including:
•	The number of shares we want to sell;

•	The time period during which we want the sales to occur;

•	Any limitation we want on the number of shares that may be sold in any one day; and

•	Any minimum price below which sales may not be made.
     The placement agent is required to use its commercially reasonable efforts consistent with its customary trading and sales practices to sell these shares, but is under no obligation to us if it is unable to sell the shares. We are obligated to pay the placement agent a commission of 7% of the gross proceeds from any sales of the shares under the sales agreement. We or the placement agent may terminate this agreement at any time.
     We will sell these shares under our previously filed registration statement on Form S-3 (File No. 333-140424) and related prospectus and prospectus supplement.
Stock Options
     From time to time, we grant options to purchase our common stock to our directors, officers, employees and other service providers in recognition of their contribution to achieving our corporate objectives and as an incentive for their future contributions to us. These options typically vest under the following general terms:
•	Options issued to members of our Board of Directors vest monthly over 12 months.

•	Options issued to our Chief Executive Officer vest 100% on the date of grant.

•	Options issued to other persons vest over four years at the rate of 25% per year on each annual anniversary of the grant date.
     Our outstanding stock options have an exercise price equal to the market price of our common stock on their date of grant. At June 30, 2008, we had options outstanding to purchase the following numbers of shares of our common stock:

			Range of
Vested	Unvested	Total	Exercise Prices
Options	Options	Options	Per Share
6,884,191	3,878,334	10,762,525	$0.52 to $8.94

     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended		Six Months Ended
June 30,		June 30,
2007	2008	2007	2008
98,323	10,723	206,723	20,073
Stock Purchase Warrants
     From time to time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. As of June 30, 2008, we have fully vested warrants outstanding to purchase an aggregate of 713,945 shares of our common stock at prices ranging from $4.75 per share to $8.00 per share. These warrants expire on various dates through December 2015.
     In June 2008, warrants to purchase 686,087 shares of our common stock at $4.60 per share expired unexercised.
Agreement With Board Member
     We have a business development agreement with a member of our Board of Directors under which he will provide certain business development services to us in connection with potential co-development, collaborative, marketing partnership or certain other potential strategic transactions. In consideration for his services, upon the consummation of such a transaction, we will pay him a fee equal to one-half of one percent (0.5%) of certain monetary benefits received by our stockholders or us. The maximum fee he can receive is $3,000,000. The fee we pay him will be reduced by expenses or other expenditures made or contemplated under such a transaction.
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
Results of Operations
     Research and Development of Our Product Candidates and Technologies
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended June 30, 2008 and June 30, 2007” and “Comparison of Six Months Ended June 30, 2008 and June 30, 2007.”
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
     Manufacturing and Process Development Services
     As discussed above under “Manufacturing and Process Development”, we formed Introgen Technical Services, Inc. in June 2008 as a wholly-owned subsidiary to provide production, manufacturing and process development services to Introgen and to third parties. To expand these services to third parties, we may create, through ITS, a marketing and sales activity we do not currently have that targets those potential customers. We may have to implement, through ITS, additional operating policies, practices and procedures we do not currently have, including possible additional production capacity and new business systems. We may have to raise capital, which may not be available to us, to support ITS’ operations.

     Operating Expenses and Financing Sources
     We expect our operating expenses discussed below could increase in the future as we continue to expand our research and development programs, work to commercialize our product candidates and pursue services to third parties through ITS. If we are successful in receiving approval from regulatory agencies to sell one or more of our product candidates and as we grow our ITS activities, we expect to incur expenses in the future that we have not incurred in the past, such as product manufacturing costs, sales and marketing expenses and costs associated with implementing new business practices, processes and systems. We may also require additional production capacity. If we are able to obtain more debt financing to support these activities, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on additional indebtedness we may incur. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we are able to sell one or more of our product candidates and/or sell services to third parties through ITS, we expect to receive revenue in the future that we have not received in the past.
Comparison of Three Months Ended June 30, 2008 and June 30, 2007
     The following comparisons are for the three months ended June 30, 2008 and June 30, 2007. References to the “2008 period” refer to the three months ended June 30, 2008 and references to the “2007 period” refer to the three months ended June 30, 2007. All dollar amounts are in thousands unless noted otherwise.
     Contract Services, Grant and Other Revenue

	Three Months
	Ended June 30,
	2007	2008
Contract services, grant and other revenue	$82	$121
Percent increase (decrease) from previous period	N/A	(48)%
     The change in contract services, grant and other revenue for the 2008 period compared to the 2007 period was a result of increased contract services revenue for research work we performed for third parties as a result of our active efforts to expand our offering of these services.
Research and Development Expense

	Three Months
	Ended June 30,
	2007	2008
Pre-clinical stage programs expense	$310	$266
Clinical stage programs expense	3,685	3,215
General research and development expense	768	673

Total research and development expense	$4,763	$4,154

Percent increase (decrease) in total from previous period	N/A	(13)%
     Research and development expense included share-based compensation expense of $143,000 for the 2008 period and $314,000 for the 2007 period.
     We experienced a reduction in research and development expense in the 2008 period compared to the 2007 period due to:
•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2008 period; and

•	Decreased clinical and regulatory expenses related to the preparation of filings with the FDA and EMEA as we completed those initial filings related to ADVEXIN therapy during the three months ended June 30, 2008.

     General and Administrative Expense

	Three Months
	Ended June 30,
	2007	2008
General and administrative expense	$3,533	$2,490
Percent increase (decrease) from previous period	N/A	(30)%
     General and administrative expense included share-based compensation expense of $995,000 for the 2008 period and $1.2 million for the 2007 period.
     The change in the 2008 period compared to the 2007 period was a result of:
•	Cash compensation paid to the board of directors in the 2007 period in connection with restricted stock issued to them during that period for which there was no similar transaction in 2008;

•	Decreased legal and professional fees incurred with respect to certain matters arising during the normal course of our business;

•	Decreased travel and entertainment expenses as a result of efforts to reduce those costs; and

•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense.”
Share-Based Compensation Expense

	Three Months
	Ended June 30,
	2007	2008
Share-based compensation expense	$1,504	$1,138
Percent increase (decrease) from previous period	N/A	(24)%
     The change in the 2008 period compared to the 2007 period was primarily a result of:
•	The absence of a broad-based grant of stock options to substantially all employees in calendar 2007 as had typically been the case in prior years. This absence resulted in a decrease in this expense in the 2008 period as the expense for similar such grants from approximately four years earlier became fully amortized without new, additional expense amortization from a calendar 2007 grant;

•	A grant of restricted stock to our Board of Directors during the 2007 period for which there was no similar grant during the 2008 period;

•	The forfeiture of stock options resulting from normal employee attrition; and

•	Variances in the risk-free interest rate, the volatility of our stock price and other factors considered in our determination of share-based compensation expense using the Black-Scholes option pricing model.
Interest Income

	Three Months
	Ended June 30,
	2007	2008
Interest income	$373	$61
Percent increase (decrease) from previous period	N/A	(84)%
     The change in the 2008 period compared to the 2007 period was a result of:
•	A lower overall average balance of cash, cash equivalents and short-term investments in the 2008 period compared to the 2007 period as a result of the 2007 period being shortly after our sales of common stock in November 2006 and December 2006 for which there were no similar transactions subsequent to those dates; and

•	Generally lower interest rates during the 2008 period compared to the 2007 period;
which were partially offset by
•	Earnings on the proceeds received from the sale of marketable securities in the 2008 period as further discussed in the “Financial Overview” section above.

Interest Expense

	Three Months
	Ended June 30,
	2007	2008
Interest expense	$166	$163
Percent increase (decrease) from previous period	N/A	(2)%
     This expense decreased for the 2008 period compared to the 2007 period due to reductions in the total principal balance outstanding under notes payable on which we are paying interest as a result of normal debt service payments.
Other Income

	Three Months
	Ended June 30,
	2007	2008
Other income	$244	$279
Percent increase (decrease) from previous period	N/A	14%
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
Comparison of Six Months Ended June 30, 2008 and June 30, 2007
     The following comparisons are for the six months ended June 30, 2008 and June 30, 2007. References to the “2008 period” refer to the six months ended June 30, 2008 and references to the “2007 period” refer to the six months ended June 30, 2007. All dollar amounts are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	Six Months
	Ended June 30,
	2007	2008
Contract services, grant and other revenue	$404	$307
Percent increase (decrease) from previous period	N/A	(24)%
     The change in contract services, grant and other revenue for the 2008 period compared to the 2007 period was a result of :
•	Decreased research activity funded by federal grants as the work under these grants approached completion and had yet been fully supplemented by activity and funding under new grants;
     which was offset by:
•	Increased contract services revenue for research work we performed for third parties as a result of our active efforts to expand our offering of these services.
Research and Development Expense

	Six Months
	Ended June 30,
	2007	2008
Pre-clinical stage programs expense	$663	$713
Clinical stage programs expense	5,676	6,571
General research and development expense	1,599	1,552

Total research and development expense	$7,938	$8,836

Percent increase (decrease) in total from previous period	N/A	11%
     Research and development expense included share-based compensation expense of $318,000 for the 2008 period and $619,000 for the 2007 period.

     We experienced an increase in research and development expense in the 2008 period due to:
•	Increased activity in the 2008 period compared to the 2007 period in preparing our FDA and EMEA filings for ADVEXIN therapy;
     which was offset by:
•	Reaching an agreement with a third party in the 2007 period that resulted in us not having to pay certain of their invoices that were previously included in our accounts payable;

•	Credits to expense resulting from the reduction in the 2007 period of amounts previously accrued for possible liabilities; and

•	Decreased share-based compensation expense which is discussed further below under “Share-Based Compensation Expense.”
General and Administrative Expense

	Six Months
	Ended June 30,
	2007	2008
General and administrative expense	$6,800	$5,021
Percent increase (decrease) from previous period	N/A	(26)%
     General and administrative expense included share-based compensation expense of $1.9 million for the 2008 period and $2.1 million for the 2007 period.
     The change in the 2008 period compared to the 2007 period was a result of:
•	Decreased legal fees incurred with respect to certain matters arising during the normal course of our business;

•	Cash compensation paid to our Board of Directors in connection with a grant of restricted stock to them during the 2007 period for which there was no similar grant during the 2008 period;

•	Expense management efforts that resulted in decreased travel and entertainment and financial printing expenses; and

•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense.”
Share-Based Compensation Expense

	Six Months
	Ended June 30,
	2007	2008
Share-based compensation expense	$2,759	$2,183
Percent increase (decrease) from previous period	N/A	(21)%
The change in the 2008 period compared to the 2007 period was primarily a result of:
•	The absence of a broad-based grant of stock options to substantially all employees in calendar 2007 as had typically been the case in prior years. This absence resulted in a decrease in this expense in the 2008 period as the expense for similar such grants from approximately four years earlier became fully amortized without new, additional expense amortization from a calendar 2007 grant;

•	A grant of restricted stock to our Board of Directors during the 2007 period for which there was no similar grant during the 2008 period;

•	The forfeiture of stock options resulting from normal employee attrition; and

•	Variances in the risk-free interest rate, the volatility of our stock price and other factors considered in our determination of share-based compensation expense using the Black-Scholes option pricing model.
Interest Income

	Six Months
	Ended June 30,
	2007	2008
Interest income	$815	$160
Percent increase (decrease) from previous period	N/A	(80)%
     The change in the 2008 period compared to the 2007 period was a result of:
•	A lower overall average balance of cash, cash equivalents and short-term investments in the 2008 period compared to the 2007 period as a result of the 2007 period being shortly after our sales of common stock in November 2006 and December 2006 for which there were no similar transactions subsequent to those dates; and

•	Generally lower interest rates during the 2008 period compared to the 2007 period;
     which were partially offset by
•	Earnings on the proceeds received from the sale of marketable securities in the 2008 period as further discussed in the “Financial Overview” section above.
Interest Expense

	Six Months
	Ended June 30,
	2007	2008
Interest expense	$345	$325
Percent increase (decrease) from previous period	N/A	(6)%
     This expense decreased for the 2008 period compared to the 2007 period due to reductions in the total principal balance outstanding under notes payable on which we are paying interest as a result of normal debt service payments.
Realized Gain on Sale of Marketable Securities

	Six Months
	Ended June 30,
	2007	2008
Realized gain on sale of marketable securities	$—	$4,388
Percent increase (decrease) from previous period	N/A	100%
     The change in the 2008 period compared to the 2007 period was a result of our sale of all the shares we owned of Silence Therapeutics as further discussed in the “Financial Overview” section above.
Other Income

	Six Months
	Ended June 30,
	2007	2008
Other income	$498	$576
Percent increase (decrease) from previous period	N/A	16%
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

Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2008 period refer to the six months ended June 30, 2008 and references to the 2007 period refer to the six months ended June 30, 2007. All dollar amounts are in thousands unless noted otherwise.
     We have incurred annual operating losses since our inception. At June 30, 2008, we had an accumulated deficit of $211.5 million.
     Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months. At December 31, 2007, our marketable securities consisted of issued share capital of other public companies and were classified as available-for-sale. Our balances are as follows:

	December 31,	June 30,
	2007	2008
Cash and cash equivalents	$11,320	$11,016
Short-term investments	3,585	—

Total cash, cash equivalents and short-term investments	14,905	11,016
Marketable securities	10,165	—

Total cash, cash equivalents, short-term investments and marketable securities	$25,070	$11,016

     In January 2008, we sold all of our marketable securities we held at December 31, 2007, at their quoted market value for net cash proceeds of approximately $7.4 million.
     The change in our cash and cash equivalents, exclusive of short-term investments and marketable securities, consisted of the following amounts, the details of which are presented in our condensed consolidated statements of cash flows in “Item 1. Financial Statements” above:

	Six Months
	Ended June 30,
	2007	2008
Net cash (used in) operating activities	$(11,545)	$(10,925)
Net cash (used in) provided by investing activities	$(3,659)	$10,897
Net cash (used in) financing activities	$(1,889)	$(300)
     From inception through June 30, 2008, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash (in millions):

Equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC	$69.1
Collaborative research and development payments from Aventis Pharmaceutical Products, Inc, which is now Sanofi-Aventis, (Aventis) from 1994 to 2000	49.7
Private equity sales to Aventis from 1994 to 1999	39.4
Initial public offering in October 2000	32.2
Private equity sales to various other parties	29.8
Contract services, grants, interest and other income	31.1
Equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005	19.6
Mortgage financing from banks for our facilities	9.9
Sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials from 1997 to 2000	7.5
Sale of shares of shares of Silence Therapeutics plc in January 2008	7.4
Leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes	6.6
     We expect to focus our future activities primarily in the following areas:
•	Conducting Phase 3 and other clinical trials, conducting data analysis related to those trials, preparing regulatory documentation submissions to the FDA, producing ADVEXIN therapy and other clinical materials for use in our clinical trials and conducting pre-marketing activities for ADVEXIN therapy. We expect to continue our research and development of various other targeted molecular therapy technologies. If ADVEXIN therapy or any of our other product candidates are approved for commercial sale by the FDA, we expect to conduct activities supporting the marketing, sales, production and distribution of those products, either ourselves or in collaboration with other parties.

•	Developing through ITS a business to provide production, manufacturing and process development services to Introgen and to third parties. We expect ITS will assume responsibility for producing investigative materials for Introgen’s clinical trials, will produce and provide Introgen commercial supplies of products for which we may receive marketing approval from the appropriate regulatory agencies and will pursue contract production, process development and manufacturing services for third parties.
     We believe our cash, cash equivalents and short-term investments on hand at June 30, 2008, plus the amounts we may earn from contract services, grants and/or interest income in the future, will be sufficient to fund our operations until approximately March 31, 2009. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations. In order to fund our operations beyond that date, we will need to obtain additional cash through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.
     If we raise additional cash through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether additional cash will be available when needed or on terms favorable to us or our stockholders.
     In the event we cannot obtain additional cash, we may have to adjust the scope of our operations and related cash needs to a level that can extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include reducing the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.
Net Cash Used in Operating Activities

	Six Months
	Ended June 30,
	2007	2008
Net cash used in operating activities	$(11,545)	$(10,925)
     The net cash we used in our operating activities relates to the following items:
•	Net loss - The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	Six Months
	Ended June 30,
	2007	2008
Net loss	$(13,366)	$(8,747)
Less expenses not requiring the use of cash:
Non-controlling interests in income of consolidated subsidiary	—	(4)
Depreciation	545	495
Share-based compensation	2,759	2,183
Gain on sale of marketable securities	—	(4,388)

Portion of net loss for which we use cash	$(10,062)	$(10,461)

Percent decrease from previous period	N/A	(4)%

     See “Comparison of Six Months Ended June 30, 2008 and June 30, 2007” above for a discussion of the changes in the components of our net loss.

•	Accounts payable and accrued liabilities — Changes in these accounts arise primarily from variations in the timing of payments to vendors and employees that arise in the ordinary course of business. This timing is a function of:
•	Variations in our general business activities;

•	The nature of vendors to whom we have obligations;

•	The nature of payment terms we receive from vendors;

•	The timing of when we receive invoices from vendors;

•	The timing of when we elect to make payments to vendors based on our available cash balances and cash flow needs; and

•	The timing of our regularly scheduled paydays for our employees relative to the end of our accounting periods.
The changes in our accounts payable and accrued liabilities for the 2008 and 2007 periods are related to one or more of the above items, with no single component of those aggregate changes being material to our business as a whole. In addition to the above items, we experienced a smaller decrease in accounts payable and accrued liabilities collectively in the 2008 period compared to the 2007 period due to:
•	Reaching an agreement in the 2007 period with a third party that we would not have to pay certain of their invoices that were previously included in our accounts payable;

•	Payment in the 2007 period of $1.6 million to a placement agent in connection with their work supporting the sale of our common stock in November 2006 and December 2006 that was accrued as of December 31, 2006; and

•	Elimination in the 2007 period of a liability accrued at December 31, 2006 for consulting services that we determined would not have to be paid;
which was offset by:
•	Focused cash management practices to allow us to maximize the benefit of terms under which vendors allow us to pay them.
•	Deferred revenue and other - These accounts relate to:
•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increases our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue;

•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized is recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis; and

•	At December 31, 2006, the long-term portion of fees payable to a placement agent that assisted with our sale of common stock in November 2006 and December 2006. There is no long term portion of this obligation at December 31, 2007.
The amount of the change in deferred revenue and other in the 2008 period compared to the 2007 period was not material to our financial position or results of operations.
•	Other assets — Other assets decreased in the 2008 period and the 2007 period. Changes in other assets vary in direction and amount based on the timing of and dollars involved in transactions related to items such as prepaid expenses, grant funding receivable and deposits. The aggregate changes in other assets during the

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
Net Cash Provided by and Used in Investing Activities

	Six Months
	Ended June 30,
	2007	2008
Net cash (used in) provided by investing activities	$(3,659)	$10,897
     The change in the 2008 period compared to the 2007 period was primarily due to:
•	The sale of our marketable securities for net cash proceeds of approximately $7.4 million in the 2008 period; and

•	A higher amount of equipment purchases to support our business being necessary in the 2008 period compared to the 2007 period;
which was offset by:
•	A lower level of net activity in sales of short-term investments in the 2008 period compared to the 2007 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock;
     We have no obligations at this time to purchase significant amounts of additional property or equipment, but our needs may change. It may be necessary for us to purchase larger amounts of property and equipment to support our clinical programs, other research, development and manufacturing activities and the development of our contract services business through ITS. We may need to obtain debt or lease financing to facilitate such purchases. If that financing is not available, we may need to use our existing resources to fund those purchases, which could result in a reduction in the cash and cash equivalents available to fund operating activities.
Net Cash Used in Financing Activities

	Six Months
	Ended June 30,
	2007	2008
Net cash used in financing activities	$(1,889)	$(300)
     The change in the 2008 period compared to the 2007 period was primarily due to:
•	The payment during the 2007 period of approximately $1.6 million of fees payable to a placement agent that were accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006; and

•	A decrease in proceeds from exercise of options for common stock in the 2008 period compared to the 2007 period, which is activity that can vary based upon the discretionary actions of the individuals holding such options;
which were offset by:
•	An increase in the proceeds from equipment notes payable in the 2008 period compared to the 2007 period.

Debt Service, Lease and Other Contractual Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for July 1, 2008 through December 31, 2008	$570
Total debt service payments due during the year ending December 31:
2009	1,011
2010	881
2011	760
2012	735
Thereafter	8,902

Total debt service payments	12,859
Less portion representing interest	(5,293)

Total principal balance at June 30, 2008	$7,566

Principal balance presented on the June 30, 2008 balance sheet as liabilities in these categories:
Current portion of notes payable	$544
Notes payable, net of current portion	7,022

Total principal balance at June 30, 2008	$7,566

     We have fixed, noncancellable rent obligations under operating leases consisting primarily of the following:
•	A ground lease for the land on which we built our primary research and manufacturing facilities with annual rent payments of $156,000 through September 2026. These payments are subject to adjustment in the future for inflation;

•	A lease for a building housing our second production facility with annual rent payments of $101,000 through January 2009; and

•	A lease for our corporate office space with annual rent payments of $234,000 through July 2009.
     The latter two leases are subject to adjustment annually for changes in operating expenses.
     Since these leases are operating leases under generally accepted accounting principles, no liability related to them is reflected on our balance sheet. Future minimum annual rental payments due under these leases and all other operating leases, the last of which is due in 2026, are as follows (in thousands):

July 1, 2008 through December 31, 2008	$260
Year ending December 31,
2009	320
2010	166
2011	161
2012	156
Thereafter	2,147

Total minimum lease payments under operating leases	$3,210

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
     Pursuant to a consulting agreement, in 2007 and earlier years we paid consulting fees of approximately $175,000 per annum to EJ Financial, a company owned by a member of our Board of Directors. EJ Financial has provided us guidance on strategic product development, business development and marketing activities. Effective December 31,

2007, this consulting agreement was ended by mutual agreement between EJ Financial and us. Accordingly, we made no such payments in 2008 and do not anticipate making any further payments under this agreement.
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $215,000 per annum. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of June 30, 2008, we would have been obligated to make final payments totaling $215,000. Dr. Roth is one of our stockholders.
     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, we are obligated make future payments of fees to the placement agent totaling $150,000. These fees are payable in monthly installments of approximately $25,000 through December 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at June 30, 2008 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
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
     We have performed sensitivity analyses as of June 30, 2008 and December 31, 2007 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at June 30, 2008 and December 31, 2007. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of June 30, 2008 would decrease our interest income by approximately $110,000 per year and approximately $27,500 per quarter, compared to a decrease in our interest income of approximately $149,000 per year and approximately $37,260 per quarter as of December 31, 2007.
     At June 30, 2008, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
     We have completed or are conducting clinical trials of our lead product candidate, ADVEXIN therapy, which is based on the p53 tumor suppressor, for the treatment of various cancers. Current or future clinical trials may demonstrate ADVEXIN therapy is neither safe nor effective in the patient populations evaluated in those studies.
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
     We have generated operating losses since we began operations in June 1993. As of June 30, 2008, we had an accumulated deficit of approximately $211.5 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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
     We expect we will fund our operations through at least March 31, 2009, and perhaps longer, with our current working capital, which we accumulated primarily from sale of equity securities, income from contract services and research grants, debt financing of equipment acquisitions, the lease of a portion of our facilities to M. D. Anderson Cancer Center and interest on invested funds. We may be required to raise additional capital sooner, however, under various circumstances, including if we experience:
•	an acceleration of the number, size or complexity of our clinical trials;

•	slower than expected progress in developing ADVEXIN therapy, INGN 241 or other product candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to pursue our intellectual property strategy;

•	higher than expected costs to further develop and scale up our manufacturing capability;

•	higher than expected costs to develop our sales and marketing capability;

•	faster than expected rate of progress and cost of our research and development and clinical trial activities;

•	a decrease in the amount and timing of milestone payments we receive from collaborators;

•	higher than expected costs of preparing, managing and monitoring an application for FDA, EMEA or other foreign regulatory approval of ADVEXIN therapy;

•	higher than expected costs of developing the processes and systems to support FDA, EMEA or other foreign regulatory approval of ADVEXIN therapy;

•	an increase in our timetable and costs for the development of marketing operations and other activities related to the commercialization of ADVEXIN therapy and our other product candidates;

•	a change in the degree of success in our Phase 3 clinical trial of ADVEXIN therapy and in the clinical trials of our other products;

•	the emergence of competing technologies and other adverse market developments; or

•	changes in or terminations of our existing collaboration and licensing arrangements.

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
     Crucell Holland has filed with the EPO an opposition to a European patent we own that covers an adenovirus production process. This proceeding is in its early stages. An oral hearing date has not yet been set.
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
     Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA, EMEA or other foreign regulatory authorities. In addition, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.
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
     Our manufacturing facilities were audited in July 2008 by representatives of the Irish Medicines Board on behalf of the EMEA. The purpose of the inspection was to assess the compliance of our facilities and GMP systems with the requirements of the EC Guide to GMP with a view to issue a Manufacturing Authorization in relation to our Marketing Authorization Application to the EMEA for our ADVEXIN therapy product. We are in the process of evaluating the audit findings and expect to have all observations resolved by the end of 2008.
     We have not yet been subject to a Pre-Approval Inspection by the FDA, EMEA or other foreign regulatory authorities. Failure to pass Pre-Approval Inspections may significantly delay approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. Further, the FDA, EMEA and other foreign regulatory authorities have the authority to perform unannounced periodic inspections of our manufacturing facilities to ensure compliance with CGMP and foreign regulatory requirements. Our facilities in Houston, Texas are our only manufacturing facilities. If these facilities were to incur significant damage or destruction, then our ability to manufacture ADVEXIN therapy, INGN 241 or any other product candidates would be significantly hampered, and our pre-clinical testing, clinical trials and commercialization efforts would be delayed.
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
Our formation and development of ITS may not be successful, may be costly and may divert management attention and resources away from the development and commercialization of ADVEXIN therapy and our other product candidates.
     We have limited experience using our resources in biologics manufacturing and process development as well as our manufacturing facilities, practices and processes to provide manufacturing process development and product manufacturing services to third parties. We have limited experience conducting a business consisting of both (1) pursuing development and approval of drug candidates for marketing and sale and (2) providing contract process development and manufacturing services to third parties. The development and management of the ITS business plan and resulting operations will require additional financial and other resources that may not be available to us and could divert management attention away from other activities. There are other companies competing in ITS’ targeted marketplace with more financial resources and experience in this field than we possess at this time. ITS currently has few customers. We may have to develop or acquire additional manufacturing and process development expertise to serve our potential customers and to effectively compete in this marketplace. We may have to raise capital, which may not be available to us, to support ITS’ operations. Any of these factors occurring individually or collectively could result in us not achieving the ITS business plan and incurring costs and diversion of management attention for which there is no resulting return on investment.
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
If we are unable to maintain our Nasdaq Global Market listing, the liquidity of our common stock would be seriously limited.
     On July 30, 2008, The Nasdaq Stock Market (Nasdaq) notified us that we do not comply with the minimum $50,000,000 market value of listed securities nor the alternative requirement of a minimum $50,000,000 in total assets and total revenue required for continued listing on The Nasdaq Global Market set forth in Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B), respectively. This notification has no effect on the listing of the company’s common stock at this time. In accordance with Nasdaq Marketplace Rules, we have until August 29, 2008, to regain compliance with the minimum market value requirement. During this period, we will regain compliance if the market value of our listed securities is at least $50,000,000 for a minimum of 10 consecutive business days, which period may be extended at Nasdaq’s discretion. If we have not demonstrated compliance with the Marketplace Rules by August 29, 2008, Nasdaq will provide us with written notice that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist the company’s common stock. Alternatively, we may apply to transfer our common stock to The Nasdaq Capital Market. Though no assurance can be made that our shares will be accepted for listing on that exchange, we believe we currently satisfies all the criteria for listing on The Nasdaq Capital Market. If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with vendors and customers as well as our ability to hire and retain qualified employees.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the three months and six months ended June 30, 2008. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.
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
     In the three months ended March 31, 2007, we became an owner of 49% of the outstanding stock of Introgen Research Institute (IRI). The other 51% of IRI is owned by our corporate Secretary, who is also an Introgen stockholder. We have contractual relationships with IRI under which we may perform research and development services for them in the future.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Entry into a Material Definitive Agreement
     On August 8, 2008, we entered into a sales agreement with Cantor Fitzgerald & Co., as placement agent, to sell up to 6 million shares of our common stock in one or more, at-the-market offerings from time to time. Each time we desire to sell shares under this agreement, we will notify the placement agent of the parameters under which we desire the shares be sold, including:
•	The number of shares we want to sell;

•	The time period during which we want the sales to occur;

•	Any limitation we want on the number of shares that may be sold in any one day; and

•	Any minimum price below which sales may not be made.
     The placement agent is required to use its commercially reasonable efforts consistent with its customary trading and sales practices to sell these shares, but is under no obligation to us if it is unable to sell the shares. We are obligated to pay the placement agent a commission of 7% of the gross proceeds from any sales of the shares under the sales agreement. We or the placement agent may terminate this agreement at any time.

     We will sell these shares under our previously filed registration statement on Form S-3 (File No. 333-140424) and related prospectus and prospectus supplement.
Item 6. Exhibits

Exhibit
Number		Description of Document

10.65	—	Sales Agreement with Cantor Fitzgerald & Co. dated August 8, 2008

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
August 8, 2008	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.65	—	Sales Agreement with Cantor Fitzgerald & Co. dated August 8, 2008

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002