Form 10-Q
period 2008-09-30
INTROGEN THERAPEUTICS INC
filed 2008-11-10
CIK 1018710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2008, the registrant had 44,142,172 shares of its common stock, $0.001 par value per share, issued and outstanding.

INTROGEN THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,320	$6,294
Short-term investments	3,585	—

Total cash, cash equivalents and short-term investments	14,905	6,294
Marketable securities	10,165	—
Prepaid expense and other current assets	706	388

Total current assets	25,776	6,682
Property and equipment, net of accumulated depreciation of $14,994 and $15,740	4,442	3,858
Other assets	265	245

Total assets	$30,483	$10,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,813	$2,582
Accrued liabilities and other	4,225	2,589
Deferred revenue and other	616	709
Current portion of notes payable	586	517

Total current liabilities	7,240	6,397
Notes payable, net of current portion	7,155	6,897
Deferred revenue and other, long-term	79	—

Total liabilities	14,474	13,294

Non-controlling and minority interests in consolidated subsidiaries	6	2
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value per share; 5,000 shares authorized; 4,900 shares issuable; zero Series A shares issued and outstanding in 2007 and 2008, respectively	—	—
Common stock, $.001 par value per share; 100,000 shares authorized; shares issued and outstanding of 44,004 in 2007 and 44,142 in 2008	44	44
Additional paid-in capital	211,558	214,946
Accumulated deficit	(202,715)	(217,437)
Accumulated other comprehensive gain (loss)	7,116	(64)

Total stockholders’ equity (deficit)	16,003	(2,511)

Total liabilities and stockholders’ equity	$30,483	$10,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Contract services, grant and other revenue	$139	$331	$543	$638
Operating costs and expense:
Research and development, including share-based compensation of $180 and $136 for the three months ended September 30, 2007 and 2008 and $799 and $454 for the nine months ended September 30, 2007 and 2008	5,074	3,784	13,012	12,620
General and administrative, including share-based compensation of $946 and $983 for the three months ended September 30, 2007 and 2008 and $3,086 and $2,848 for the nine months ended September 30, 2007 and 2008	2,980	2,699	9,780	7,720

Total operating costs and expense	8,054	6,483	22,792	20,340

Loss from operations	(7,915)	(6,152)	(22,249)	(19,702)
Interest income	281	26	1,096	186
Interest expense	(169)	(155)	(514)	(480)
Realized gain on sale of marketable securities	—	—	—	4,388
Other income	257	306	755	882

Loss before non-controlling and minority interests in consolidated subsidiaries	(7,546)	(5,975)	(20,912)	(14,726)
Non-controlling and minority interests in consolidated subsidiaries	—	—	—	4

Net loss	$(7,546)	$(5,975)	$(20,912)	$(14,722)

Net loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.48)	$(0.33)

Shares used in computing basic and diluted net loss per share	43,845	44,089	43,768	44,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTROGEN THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(20,912)	$(14,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interests in consolidated subsidiaries	—	(4)
Depreciation	788	746
Share-based compensation	3,885	3,302
Gain on sale of marketable securities	—	(4,388)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	172	338
Increase (decrease) in accounts payable	(821)	769
Increase (decrease) in accrued liabilities and other	117	(1,437)
Increase (decrease) in deferred revenue and other	(633)	14

Net cash used in operating activities	(17,404)	(15,382)

Cash flows from investing activities:
Purchases of property and equipment	(52)	(167)
Purchases of short-term investments	(29,589)	—
Maturities of short-term investments	32,852	3,585
Proceeds from sale of marketable securities	—	7,429

Net cash provided by investing activities	3,211	10,847

Cash flows from financing activities:
Payment of offering costs related to sale of common stock	(1,571)	(200)
Proceeds from exercise of options for common stock	145	86
Proceeds from notes payable	157	158
Principal payments under notes payable	(704)	(484)

Net cash used in financing activities	(1,973)	(440)

Effect of exchange rate changes on cash	(8)	(51)

Net decrease in cash	(16,174)	(5,026)
Cash and cash equivalents, beginning of period	25,578	11,320

Cash and cash equivalents, end of period	$9,404	$6,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$491	$461

Supplemental disclosure of non-cash investing and financing activities:
Non-cash unrealized gain (loss) on marketable securities	$9,205	$(2,736)

Issuance of common stock in connection with the grant of stock	$210	$—

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
     In June 2008, Gendux Molecular Limited, our wholly-owned subsidiary based in Ireland, submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (EMEA) requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer. EMEA has accepted this MAA for review.
     In June 2008, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer. In September 2008, the FDA notified us that this BLA was not sufficiently complete and would not be filed at that time. We are in the process of appealing the FDA’s refusal to file decision and anticipate a response to our appeal from the FDA sometime before the end of 2008.
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
2. Going Concern
     We need to obtain additional cash to continue our operations. If we are unable to raise additional funds for working capital, we will substantially consume all of our cash and cash equivalents on hand at September 30, 2008, plus the amounts we may earn subsequently from contract services, grants and/or interest income in the future, sometime during the quarter ending March 31, 2009 and will likely be unable to continue as a going concern at that time. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations.
     We may be able to obtain additional cash through public or private equity offerings, debt financings, corporate collaborations, licensing arrangements, sales of certain of our assets (such as real estate) or other means. However, there can be no assurances that additional financing will be available when needed or on terms favorable to us or our stockholders. If we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, we may be required to transfer to other parties rights to our technologies or product candidates, or grant licenses on terms not favorable to us.

     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections of this document. In the event we cannot obtain additional cash, we may have to further reduce the scope of our operations and related cash needs to a level that may extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include further reduction in the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.
     The efforts described above could be unsuccessful. In that event, we would likely be unable to continue as a going concern.
3. Basis of Presentation and Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     These unaudited, interim financial statements do not include all of the information and footnotes required under GAAP for complete financial statements. In management’s opinion, all accounting entries considered necessary for a fair presentation have been made in preparing these financial statements, and such entries are normal in nature. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
4. Consolidated Subsidiaries
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
     We have contractual relationships with IRI under which we may perform research and development services for them in the future. For the three and nine months ended September 30, 2008, we recorded grant income of zero and $56,000, respectively, related to grants held by IRI. For the three and nine months ended September 30, 2007, we recorded grant income of zero and $213,000, respectively, related to grants held by IRI.
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
5. Other Comprehensive Income or Loss
     Other comprehensive income or loss is included as a component of stockholders’ equity and is composed of (1) foreign currency translation adjustments and (2) unrealized gains and losses on investments designated as available-for-sale securities. Other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net loss	$(7,546)	$(5,975)	$(20,912)	$(14,722)
Foreign currency translation adjustments	6	(75)	(8)	(51)
Unrealized gain (loss) on marketable securities	(3,530)	—	9,205	—

Total comprehensive income (loss)	$(11,070)	$(6,050)	$(11,715)	$(14,773)

     During the nine months ended September 30, 2008, we sold all the shares of Silence Therapeutics plc we owned for their quoted market value on the Alternative Investment Market of the London Stock Exchange on the date of the sale. We received net proceeds of approximately $7.4 million from this sale. We purchased these shares for approximately $3.0 million in July 2005. These shares were presented as marketable securities in our financial statements in previous periods. This sale resulted in the recognition of a gain of $4.4 million, which is recorded as a realized gain on sale of marketable securities. As a result of this sale, the unrealized gain on marketable securities has been realized and is no longer a component of other comprehensive income (loss).
6. Share-Based Compensation
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2007	2008	2007	2008
—	118,000	206,723	138,073

7. Business Development Services Agreement with a Related Party
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
     We have a mortgage note payable to a bank related to our facilities. The principal balance outstanding under this note at September 30, 2008, is $6.9 million, of which $225,000 is in current portion of notes payable and $6.7 million is in non-current notes payable.
     This note originated in November 1998. We make monthly principal and interest payments on this note based on a 25 year amortization schedule, which is the basis upon which current and non-current balance portions of this note are determined. This note has an eleven year term such that it matures in November 2009 at which time the then outstanding principal balance of approximately $6.6 million is due. If we are unable enter into a transaction to refinance that balance to extend the period of time over which it can be paid or relieve ourselves of that note obligation (such as through a sale of our real estate), we could be in default on the note when it matures and the lender could then exercise its rights with regard to our primary facility that is collateral for this note, which could include us losing the right to use that facility through foreclosure or other actions by the lender.
9. Offering of Our Common Stock
     In August 2008, we entered into a sales agreement with a placement agent to sell up to 6 million shares of our common stock in one or more, at-the-market offerings from time to time. Even though this agreement remains in place, if our common stock is delisted from NASDAQ as discussed below, the terms of the agreement preclude us from selling shares of our common stock under the agreement until such time as our listing on NASDAQ is restored. We may apply to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market if we are able to satisfy the listing qualifications of the NASDAQ Capital Market and our application is accepted by NASDAQ. However, the sales agreement includes various conditions to the placement agent’s obligations, which if not satisfied, may prevent us from selling shares of our common stock under the agreement notwithstanding any such transfer. For example, one of the closing conditions is that we shall have not experienced a material adverse change. The impact of a transfer to the NASDAQ Capital Market is unknown and we may experience difficulty or be unable to sell our common stock under the sales agreement.
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
10. Listing on The NASDAQ Stock Market
     In July 2008, The NASDAQ Stock Market (NASDAQ) notified us that we do not comply with the minimum $50,000,000 market value of listed securities nor the alternative requirement of a minimum $50,000,000 in total assets and total revenue required for continued listing on The NASDAQ Global Market set forth in the NASDAQ Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B), respectively, and we may be subject to delisting from the Nasdaq Global Market if we failed to demonstrate compliance with the NASDAQ Marketplace Rules by August 29, 2008.   We received a Staff Determination Letter from NASDAQ on September 4, 2008 informing us that we had not regained compliance by August 29, 2008.  We appealed this initial delisting determination to a hearing conducted by a NASDAQ Listing Qualifications Panel, or the Panel, on October 16, 2008.   The Panel has not yet rendered a decision regarding our appeal, and our common stock remains listed on the NASDAQ Global Market pending the decision of the Panel and any exception it may grant us. In the event of an unfavorable determination by the Panel, we would alternatively apply to have our common stock transferred to the NASDAQ Capital Market, as long as we satisfy the requirements for continued inclusion on the NASDAQ Capital Market set forth in the NASDAQ Marketplace Rules. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Global Market, nor can there be assurance that our shares will alternatively be approved for listing on the NASDAQ Capital Market. We believe that we do not currently comply with the minimum listing requirements for The NASDAQ Capital Market. On September 29, 2008, NASDAQ notified us that for the last 30 consecutive business days, our bid price for our common stock had closed below the minimum $1.00 required for continued listing on The NASDAQ Global Market as set forth in Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rules, we will have one hundred eighty (180) days, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of Marketplace Rule  4450(a)(5) until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to  July 1, 2009. If we are unsuccessful in meeting the minimum bid requirement on or before July 1, 2009, NASDAQ will notify us that our common stock will be delisted from the NASDAQ Global Market. If we receive such a notice, we may appeal NASDAQ’s determination to delist our common stock or, alternatively, we may apply to transfer our common stock to the NASDAQ Capital Market, provided that we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.
11. Agreement With a Third-Party Advisor
     In November 2008, we entered into an agreement with a third-party to assist us in exploring strategic alternatives for the Company. For those services, we will pay that advisor:
•     A retainer fee of $150,000, and
•     A success fee, net of the retainer fee and subject to a maximum of $5 million, of:
o     3% of the transaction value in the case of a sale of the Company, or
o     6% of the transaction value in the case of a sale of the assets of the Company.
     No success fee is payable in the event of a transaction between the Company and:
•      Governmental entities in the State of Texas, including, without limitation, a State university; or
•     Any entity owned in whole or in part by an affiliate of the Company, as defined.

     In a situation where the company receives payments over time, the success fee shall be payable at the time that each such payment is actually received by the Company or its stockholders. No success fee is due if the cash consideration from a transaction is insufficient to pay that fee.
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
•	The sufficiency of our existing cash and cash equivalents and cash generated from operations and access to additional cash and working capital through sales of common or preferred stock or the issuance of debt;

•	Our ability to continue pursuing our business objectives and corporate mission considering the cash and other resources available to us;

•	Various regulatory applications, procedures and approvals relating to our product candidates, including but not limited to our expectations regarding the timing of such applications, procedures and approvals;

•	The growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	Future increases in our research and development, sales and marketing and general and administrative expenses;

•	Better efficacy of our product candidates through the use of “biomarkers”;

•	Application of our research and development expertise to other diseases that result from cellular dysfunction and uncontrolled cell growth; and

•	The development and conduct of the business of our subsidiaries.

•	The uncertainty of domestic and international economies and specifically, the effect of those conditions on the worldwide capital markets.
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
     We need to obtain additional cash to continue our operations. If we are unable to raise additional funds for working capital, we will substantially consume all of our cash and cash equivalents on hand at September 30, 2008, plus the amounts we may earn subsequently from contract services, grants and/or interest income in the future, sometime during the quarter ending March 31, 2009 and will likely be unable to continue as a going concern at that time. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations.
     We may be able to obtain additional cash through public or private equity offerings, debt financings, corporate collaborations, licensing arrangements, sales of certain of our assets (such as real estate) or other means. However, there can be no assurances that additional financing will be available when needed or on terms favorable to us or our stockholders. If we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, we may be required to transfer to other parties rights to our technologies or product candidates, or grant licenses on terms not favorable to us.
     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections of this document. In the event we cannot obtain additional cash, we may have to further reduce the scope of our operations and related cash needs to a level that may extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include further reduction in the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.
     The efforts described above could be unsuccessful. In that event, we would likely be unable to continue as a going concern.
     Our principal executive offices are located at 301 Congress Avenue, Suite 1850, Austin, Texas 78701. Our telephone number is (512) 708-9310. Our Internet website address is www.introgen.com.
Introgen’s Approach
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
Introgen’s Strategy
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

•	Develop the Topical Use of Tumor Suppressors. We plan to continue developing topical product candidates for the treatment or prevention of oral and dermal cancers, specifically INGN 234 referred to above. We believe these treatments are a logical extension of our loco-regional delivery of cancer therapies and represent attractive product candidates since pre-malignant and malignant cells can be exposed to natural, biological tumor suppressors and DNA repairing agents. We are conducting this program in support of our Oral Care Alliance with Colgate-Palmolive.

•	Establish Targeted Sales and Marketing Capabilities. The oncology market can be effectively addressed by a small, focused sales force because it is characterized by a concentration of specialists in cancer centers and oncology clinics. We believe we can address this market by a combination of building a direct sales force as part of the ADVEXIN therapy commercialization process and pursuing marketing and distribution agreements with corporate partners for ADVEXIN therapy as well as additional products.

•	Expand Our Market Focus to Non-Cancer Indications. We plan to leverage our scientific, research and process competencies in molecular therapy and vector development to pursue targeted molecular therapies for a variety of other diseases and conditions. While our primary emphasis at this time is on cancer, we believe these therapies could hold promise for diseases such as cardiovascular disease and rheumatoid arthritis, which, like cancer, result from cellular dysfunction or uncontrolled cell growth.

•	Build Upon Our CGMP Manufacturing and Process Development Capabilities. We own and operate manufacturing facilities, including a commercial-scale, validated manufacturing facility designed to comply with the FDA’s Current Good Manufacturing Practice requirements, commonly known as CGMP requirements. The recent formation of Introgen Technical Services (ITS) as a separate business unit will allow us to focus on opportunities to conduct process development and contract manufacturing services for third party customers using these capabilities. We believe the market for these services can be significant and can serve as a profitable business activity for us.
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
Product Development Overview
ADVEXIN Therapy (p53)
Regulatory Filings for Marketing Approval for Treatment of Head and Neck Cancer
     ADVEXIN therapy is our lead product candidate. It combines the p53 tumor suppressor with a non-replicating, non-integrating adenoviral delivery system we have developed and extensively tested. The p53 molecule is one of the most potent members of a group of naturally-occurring tumor suppressors, which act to kill cancer cells, arrest cancer cell growth and protect cells from becoming cancerous. ADVEXIN therapy represents a new class of tumor suppressor cancer therapy. If approved, ADVEXIN would be the first tumor suppressor therapy approved in the United States or Europe.
     In June 2008, Gendux Molecular Limited, our wholly-owned subsidiary based in Ireland, submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (EMEA) requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer. EMEA has accepted this MAA for review.
     In June 2008, we submitted a BLA to the FDA requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer. In September 2008, the FDA notified us that this BLA was not sufficiently complete and would not be filed at that time. We are in the process of appealing the FDA’s refusal to file decision and anticipate a response to our appeal from the FDA sometime before the end of 2008.
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
     Using statistical analysis, the clinical characteristics of the ITT and biomarker populations demonstrated that the samples are representative of the entire treatment population in demographics and disease characteristics. Routine, readily available, immunohistochemistry (IHC) and gene sequencing tests were performed to determine patients’ tumor p53 profiles that were either positive or negative for ADVEXIN therapy efficacy. These routine tests are available from many clinical testing facilities to detect p53 abnormalities associated with the majority of solid tumors.
Notable study results included the following:
•	The survival results in the p53 molecular biomarker population met the study’s overall objective by demonstrating the clinical benefit of ADVEXIN therapy in comparison to methotrexate. In the tumor p53 positive profile patients, ADVEXIN therapy treatment had a higher median survival compared to methotrexate (ADVEXIN therapy—7.2 months vs. methotrexate—4.3 months). There was a statistically significant difference in survival outcomes by Cox regression analysis for patients treated with ADXEXIN versus methotrexate based upon p53 biomarker profiles. There was a statistically significant treatment effect by tumor p53 profile interaction in terms of overall survival (p = 0.0215) and 6 month survival (p = 0.0039). Specifically for overall survival, the hazard ratio for the interaction was 0.249 (95% CI 0.076-0.815), indicating that for patients with a favorable tumor p53 profile, there was significantly increased survival for treatment with ADVEXIN. The hazard ratio for the main effect of treatment (2.941, 95% CI 1.057-8.183) revealed that for patients with an unfavorable tumor p53 profile, there was increased survival for methotrexate (p = 0.0388). For six month survival, the hazard ratio for the interaction was 0.100 (95% CI 0.0214-0.477), indicating that for patients with a favorable tumor p53 profile, there was an even stronger significantly increased survival for treatment with ADVEXIN. The hazard ratio for the main effect of treatment (4.333, 95% CI 1.195-15.715) again revealed that for patients with an unfavorable tumor p53 profile, there was increased survival for methotrexate treatment (p = 0.0257). (Note: The p-value is a measure of probability that a difference between groups during an experiment happened by chance. The lower the p-value, the more likely it is that the difference between groups was caused by treatment and tumor p53 profile effects rather than by chance.)

•	A complementary statistical analysis evaluating the percentage of patients surviving at six months also demonstrated the clinical benefit of ADVEXIN therapy in comparison to methotrexate for patients with tumor p53 profiles positive for ADVEXIN therapy efficacy. At the six month survival endpoint, 67% of ADVEXIN therapy treated patients were alive compared to only 39% of the methotrexate treated patients. This difference was statistically significant (p = 0.0365).

•	There was a statistically significant increase in survival for ADVEXIN therapy treated patients with positive tumor p53 profiles compared to patients without these profiles (median survival 7.2 months vs. 2.7 months; p < 0.0001). The p53 profiles predictive of ADVEXIN treatment effects were retained as an independent prognostic factor for survival in Cox Proportional Hazard Multivariate Analysis of known prognostic variables, with a significantly decreased risk of death for patients with favorable ADVEXIN efficacy profiles (HR 0.15, 95% CI, (0.06, 0.39), p = 0.0001) compared to patients with unfavorable profiles. In contrast, the p53 profiles predictive of ADVEXIN survival effects did not predict methotrexate survival outcomes and there was no statistical difference between the median survivals of methotrexate treated patients with favorable vs. unfavorable tumor p53 profiles for ADVEXIN treatment effects.

•	With respect to tumor response, similar benefits for ADVEXIN therapy in comparison to methotrexate in the molecular biomarker population were observed for this parameter of treatment efficacy that was also observed for the survival outcomes. In the Phase 3 study, there was a statistically significant increase in tumor responses for ADVEXIN treated patients with favorable p53 efficacy profiles compared to those with unfavorable profiles (favorable 71% (n=17/24) vs. unfavorable 18% (2/11); p = 0.0088). In contrast, the p53 profiles predictive of ADVEXIN efficacy did not predict methotrexate response outcomes. Opposite to ADVEXIN therapy, methotrexate responders had a lower percentage of favorable p53 profiles and a higher proportion of responders with unfavorable p53 profiles (favorable 50% (n=11/22) vs. unfavorable 83% (5/6). The interaction of tumor response, treatment and p53 biomarker profiles was statistically significant by logistic regression analysis (p = 0.0069) and indicates that p53 gene therapy and methotrexate tumor responses were associated with different and complimentary groups of recurrent SCCHN patients.

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
     The results presented above are based upon employing > 20% staining tumor cells as the criterion for elevated p53 protein expression in the p53 biomarker profiles.  This criterion complements results we previously presented in our Form 10Q as of June 30, 2008, which were based upon > 50% tumor staining.  We have performed the analyses under both criteria for scientific and regulatory purposes and have provided both sets of data for regulatory filings. The findings show essentially the same results with little or no practical difference in outcome or clinical application because the majority of patients with > 20% staining were also found to have > 50% tumor staining.
     These findings demonstrate the benefits of ADVEXIN therapy in comparison to methotrexate for patients with tumor p53 biomarker profiles positive for ADVEXIN therapy. The clinical application of these biomarkers may allow physicians to select individualized ADVEXIN therapy based upon a patient’s tumor p53 profile determined by routine diagnostic tests.
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
     We have submitted, and the EMEA has accepted for review, a Marketing Authorization Application for the use of ADVEXIN therapy for treatment of Li-Fraumeni Syndrome cancers under the EMEA’s Exceptional Circumstances Approval rules for breakthrough therapies. Under these rules, approval, if granted by the EMEA, will be based on clinical results from the use of ADVEXIN therapy in Li-Fraumeni Syndrome cancers and also from results of other trials with ADVEXIN therapy in a wide variety of non-inherited solid tumors that share the p53 biomarker abnormality, which characterizes Li-Fraumeni Syndrome cancers. We have received review questions from the EMEA in response to this application and believe we can fully address these questions in a timely manner.

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
     There is no assurance we will receive approval from the FDA and/or the EMEA to market ADVEXIN therapy for recurrent head and neck cancer or Li-Fraumeni syndrome. In particular, there is no assurance we can successfully appeal the FDA’s notification that our BLA requesting marketing approval for ADVEXIN therapy to treat recurrent, refractory head and neck cancer was not sufficiently complete and would not be filed. We may encounter unforeseen delays in the regulatory process due to additional information requirements from regulatory authorities, unintentional omissions in our applications, additional government regulation or other delays in the review process. We may update our expectations regarding these regulatory milestones from time to time to reflect new information as it becomes available to us.
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
     The targeted molecular therapy provided by ADVEXIN therapy is evidenced by its use to successfully treat a Li-Fraumeni Syndrome cancer patient on a compassionate use basis under a protocol authorized by the FDA. Li-Fraumeni Syndrome cancer patients have inherited defects in the p53 tumor suppressor that is the target of ADVEXIN therapy. Our treatment of a tumor in a Li-Fraumeni Syndrome cancer patient with ADVEXIN therapy led to improvement of tumor-related symptoms and resulted in a complete response in the treated lesion as determined by positron emission tomography (PET) computerized tomography (CT) scans. PET-CT scans measure the metabolic activity of tumors and are being increasingly utilized in the management of cancer patients because they provide more sensitive assessments of treatment effects compared to conventional CT and magnetic resonance imaging scans.

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
     Moffitt Cancer Center is conducting a Phase 2 randomized, controlled study of INGN 225 involving as many as 80 patients with metastatic, small-cell lung cancer. Mutations in the p53 tumor suppressor occur in approximately 90 percent of the patients with this disease such that this patient population is well-suited for testing the clinical efficacy of INGN 225. One of the patients in this trial treated solely with INGN 225 had a significant reduction in the size of metastatic liver tumors. The National Institutes of Health National Cancer Institute awarded to Moffitt Cancer Center a grant of approximately $1.3 million to fund this trial. We have the right to, and expect we will, use the clinical data generated from this study as part of our INGN 225 commercial development efforts.
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
     The interim results of this clinical trial were presented by the M. D. Anderson Cancer Center investigators at the 2007 annual meeting of the American Association of Cancer Research. This clinical trial consists of patients first treated with front line cisplatin combination chemotherapy, which failed to halt their disease. They received INGN 401 as a second line therapy. Blinded analysis of pre- and post-treatment tumor biopsies demonstrated a high level of FUS-1 expression after therapy. At this time, the median survival time for the 21 patients in this study was 10.3 months which compares favorably to the six to seven month median survival time for patients receiving conventional second line therapy. Tumor responses were observed in 24% (n=5/21) of the treated patients. Stable disease was observed in three responding patients and reductions in tumor size were observed in two additional patients. No significant drug-related toxicity has been observed with respect to INGN 401. The clinical trial continues and no maximum tolerated dose has been established.
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
INGN 007 (oncolytic viral therapy)
     We are developing INGN 007, a replication-competent viral therapy, which is also called an oncolytic virus, in which viruses bind directly to cancer cells, replicate in those cells, and cause those cancer cells to die. Pre-clinical testing in animal models indicates INGN 007 over-expresses a molecule that allows the vector to saturate the entire tumor. This testing has demonstrated that INGN 007 has a favorable safety profile and significantly inhibits tumor growth. Findings from this work to develop INGN 007 have been published in Cancer Research and were presented at a meeting of ASCO. We are developing this replication-competent viral therapy through our strategic collaboration with VirRx. The FDA has approved our Investigational New Drug application for INGN 007 in solid tumors.
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
Moffitt Cancer Center
     We are collaborating with the H. Lee Moffitt Cancer Center and Research Institute to advance our INGN 225 molecular cancer immunotherapy program. Moffitt Cancer Center has conducted pre-clinical research with us and has completed a Phase1/2 clinical trial in patients with small cell lung cancer. The National Institutes of Health National Cancer Institute awarded Moffitt Cancer Center a grant of approximately $1.3 million to conduct a Phase 2 clinical trial of INGN 225, which is open and enrolling patients. We have the right to, and expect we will, use the clinical data generated from this study as part of our INGN 225 commercial development efforts.
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
Financial Overview
     Since our inception in 1993, we have used our resources primarily to conduct research and development activities for ADVEXIN therapy and, to a lesser extent, for other product candidates. At September 30, 2008, we had an accumulated deficit of $217.4 million. We anticipate we will incur losses in the future that may be greater than losses incurred in prior periods. At September 30, 2008, we had cash and cash equivalents of $6.3 million.
Going Concern
     We need to obtain additional cash to continue our operations. If we are unable to raise additional funds for working capital, we will substantially consume all of our cash and cash equivalents on hand at September 30, 2008, plus the amounts we may earn subsequently from contract services, grants and/or interest income in the future, sometime during the quarter ending March 31, 2009 and will likely be unable to continue as a going concern at that time. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations.
     We may be able to obtain additional cash through public or private equity offerings, debt financings, corporate collaborations, licensing arrangements, sales of certain of our assets (such as real estate) or other means. However, there can be no assurances that additional financing will be available when needed or on terms favorable to us or our stockholders. If we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, we may be required to transfer to other parties rights to our technologies or product candidates, or grant licenses on terms not favorable to us.
     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections of this document. In the event we cannot obtain additional cash, we may have to further reduce the scope of our operations and related cash needs to a level that may extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include further reduction in the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.
     The efforts described above could be unsuccessful. In that event, we would likely be unable to continue as a going concern.
Cash Sources and Uses
     We have used cash primarily as follows (in thousands):

	Nine Months
	Ended September 30,
	2007	2008
Operating activities	$17,404	$15,382
Purchases of property and equipment	52	167
Principal payments on notes payable	704	484
Payment of offering costs related to previous sales of common stock	1,571	200
     We have received cash primarily as follows (in thousands):

	Nine Months
	Ended September 30,
	2007	2008
Proceeds from sale of marketable securities	$—	$7,429
Proceeds from notes payable	157	158
Proceeds from stock option exercises	145	86
     We expect to incur substantial additional operating expenses and losses during the foreseeable future as our research, development, pre-clinical testing and clinical trial activities continue and as we evolve our operations and systems to support commercialization of our product candidates. These losses, among other things, have caused and may cause our total assets, stockholders’ equity and working capital to decrease.
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
Listing on NASDAQ Stock Market
     In July 2008, The NASDAQ Stock Market (NASDAQ) notified us that we do not comply with the minimum $50,000,000 market value of listed securities nor the alternative requirement of a minimum $50,000,000 in total assets and total revenue required for continued listing on The NASDAQ Global Market set forth in the NASDAQ Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B), respectively, and we may be subject to delisting from the Nasdaq Global Market if we failed to demonstrate compliance with the NASDAQ Marketplace Rules by August 29, 2008. We received a Staff Determination Letter from NASDAQ on September 4, 2008 informing us that we had not regained compliance by August 29, 2008. We appealed this initial delisting determination to a hearing conducted by a NASDAQ Listing Qualifications Panel, or the Panel, on October 16, 2008. The Panel has not yet

rendered a decision regarding our appeal, and our common stock remains listed on the NASDAQ Global Market pending the decision of the Panel and any exception it may grant us. In the event of an unfavorable determination by the Panel, we would alternatively apply to have our common stock transferred to the NASDAQ Capital Market, as long as we satisfy the requirements for continued inclusion on the NASDAQ Capital Market set forth in the NASDAQ Marketplace Rules. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Global Market, nor can there be assurance that our shares will alternatively be approved for listing on the NASDAQ Capital Market. We believe that we do not currently comply with the minimum listing requirements for The NASDAQ Capital Market.
     On September 29, 2008, NASDAQ notified us that for the last 30 consecutive business days, our bid price for our common stock had closed below the minimum $1.00 required for continued listing on The NASDAQ Global Market as set forth in Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rules, we will have one hundred eighty (180) days, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of Marketplace Rule 4450(a)(5) until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to July 1, 2009. If we are unsuccessful in meeting the minimum bid requirement on or before July 1, 2009, NASDAQ will notify us that our common stock will be delisted from the NASDAQ Global Market. If we receive such a notice, we may appeal NASDAQ’s determination to delist our common stock or, alternatively, we may apply to transfer our common stock to the NASDAQ Capital Market, provided that we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.
Agreement With a Third-Party Advisor
     In November 2008, we entered into an agreement with Torreya Partners, LLC to assist us in exploring strategic alternatives for the Company. For those services, we will pay Torreya Partners, LLC:
•	A retainer fee of $150,000, and

•	A success fee, net of the retainer fee and subject to a maximum of $5 million, of:
o	3% of the transaction value in the case of a sale of the Company, or

o	6% of the transaction value in the case of a sale of the assets of the Company.
     No success fee is payable in the event of a transaction between the Company and:
•	Governmental entities in the State of Texas, including, without limitation, a State university; or

•	Any entity owned in whole or in part by an affiliate of the Company, as defined.
     In a situation where the company receives payments over time, the success fee shall be payable at the time that each such payment is actually received by the Company or its stockholders. No success fee is due if the cash consideration from a transaction is insufficient to pay that fee.
Offering of Our Common Stock
     In August 2008, we entered into a sales agreement with Cantor Fitzgerald & Co., as placement agent, to sell up to 6 million shares of our common stock in one or more, at-the-market offerings from time to time. Even though this agreement remains in place, if our common stock is delisted from NASDAQ as discussed above, the terms of the agreement preclude us from selling shares of our common stock under the agreement until such time as our listing on NASDAQ is restored. We may apply to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market if we are able to satisfy the listing qualifications of the NASDAQ Capital Market and our application is accepted by NASDAQ. However, the sales agreement includes various conditions to the placement agent’s obligations, which if not satisfied, may prevent us from selling shares of our common stock under the agreement notwithstanding any such transfer. For example, one of the closing conditions is that we shall have not experienced a material adverse change. The impact of a transfer to the NASDAQ Capital Market is unknown and we may experience difficulty or be unable to sell our common stock under the sales agreement.
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
     Any shares we sell under this agreement will be sold under our previously filed registration statement on Form S-3 (File No. 333-140424) and related prospectus and prospectus supplement.
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
     Our outstanding stock options have an exercise price equal to the market price of our common stock on their date of grant. At September 30, 2008, we had options outstanding to purchase the following numbers of shares of our common stock:

			Range of
Vested	Unvested	Total	Exercise Prices
Options	Options	Options	Per Share
6,753,095	3,541,498	10,294,593	$0.52 to $8.94
     We issued the following number of shares of common stock as a result of exercises of stock options granted from our stock option plans:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2007	2008	2007	2008
—	118,000	206,723	138,073
Stock Purchase Warrants
     From time to time, we issue stock purchase warrants, generally to investors or placement agents, in connection with sales of our common stock. As of September 30, 2008, we have fully vested warrants outstanding to purchase an aggregate of 713,945 shares of our common stock at prices ranging from $4.75 per share to $8.00 per share. These warrants expire on various dates through December 2015.
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
Results of Operations
     Research and Development of Our Product Candidates and Technologies
     Our operations consist primarily of the research and development of our product candidates and technologies described above in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Development Overview.” Our research and development expense includes, but is not limited to, expense related to personnel, facilities and equipment, pre-clinical research, clinical trials, manufacturing of materials for use in clinical trials, conducting data analysis and conducting regulatory documentation submissions to the FDA. Our research and development expense can be divided between programs in the pre-clinical stage and programs in the clinical stage, and general research and development expense attributable to all programs. We manage our business by tracking research and development expense in these categories in lieu of tracking research and development expense on a project-by-project basis. Tables setting forth the amount of research and development expense we have incurred in each of these categories are presented below under “Comparison of Three Months Ended September 30, 2008 and September 30, 2007” and “Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.”
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
     Manufacturing and Process Development Services
     As discussed above under “Manufacturing and Process Development”, we formed Introgen Technical Services, Inc. in June 2008 as a wholly-owned subsidiary to provide production, manufacturing and process development services to us and to third parties. To expand these services to third parties, we may create, through ITS, a marketing and sales activity we do not currently have that targets those potential customers. We may have to implement, through ITS, additional operating policies, practices and procedures we do not currently have, including possible additional production capacity and new business systems. We may have to raise capital, which may not be available to us, to support ITS’ operations.
     Operating Expenses and Financing Sources
     We expect our operating expenses discussed below to increase in the future as we continue to pursue the objectives of our research and development programs, work to commercialize our product candidates and pursue services to third parties through ITS. If we are successful in receiving approval from regulatory agencies to sell one or more of our product candidates and as we grow our ITS activities, we expect to incur expenses in the future that we have not incurred in the past, such as product manufacturing costs, sales and marketing expenses and costs associated with implementing new business practices, processes and systems. We may also require additional production capacity. If we are able to sell one or more of our product candidates and/or sell services to third parties through ITS, we may receive revenue in the future that we have not received in the past.
Comparison of Three Months Ended September 30, 2008 and September 30, 2007
     The following comparisons are for the three months ended September 30, 2008 and September 30, 2007. References to the “2008 period” refer to the three months ended September 30, 2008 and references to the “2007 period” refer to the three months ended September 30, 2007. All dollar amounts in the tables are in thousands unless noted otherwise.

Contract Services, Grant and Other Revenue

	Three Months
	Ended September 30,
	2007	2008
Contract services, grant and other revenue	$139	$331
Percent increase (decrease) from previous period	N/A	138%
     The change in contract services, grant and other revenue for the 2008 period compared to the 2007 period was a result of increased contract manufacturing process development and product production services revenue for work we performed for third parties as a result of our efforts to expand our offering of these services.
Research and Development Expense

	Three Months
	Ended September 30,
	2007	2008
Pre-clinical stage programs expense	$474	$225
Clinical stage programs expense	3,683	3,174
General research and development expense	917	385

Total research and development expense	$5,074	$3,784

Percent increase (decrease) in total from previous period	N/A	(25)%
     Research and development expense included share-based compensation expense of $136,000 for the 2008 period and $180,000 for the 2007 period.
     We experienced a reduction in research and development expense in the 2008 period compared to the 2007 period due to:
•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2008 period;

•	Decreased clinical and regulatory expenses related to the preparation of filings with the FDA and EMEA as we completed those initial filings related to ADVEXIN therapy during the quarter ended June 30, 2008;

•	A reduction in staff in the 2008 period of approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones for which these positions were required; and

•	Ongoing programs to reduce our operating expenses.
     General and Administrative Expense

	Three Months
	Ended September 30,
	2007	2008
General and administrative expense	$2,980	$2,699
Percent increase (decrease) from previous period	N/A	(9)%
     General and administrative expense included share-based compensation expense of $983,000 for the 2008 period and $946,000 for the 2007 period.
     The change in the 2008 period compared to the 2007 period was a result of:
•	The termination of the consulting agreement between EJ Financial and us effective December 31, 2007; and

•	Ongoing programs to reduce our operating expenses.
which were offset by:
•	Increased legal and professional fees incurred with respect to certain matters arising during the normal course of our business;

•	Increased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense.”
Share-Based Compensation Expense

	Three Months
	Ended September 30,
	2007	2008
Share-based compensation expense	$1,126	$1,119
Percent increase (decrease) from previous period	N/A	(1)%
     The 2008 period compared to the 2007 period was substantially unchanged due to no material changes in our overall stock options profile.
Interest Income

	Three Months
	Ended September 30,
	2007	2008
Interest income	$281	$26
Percent increase (decrease) from previous period	N/A	(91)%
     The change in the 2008 period compared to the 2007 period was a result of:
•	A lower overall average balance of cash, cash equivalents and short-term investments in the 2008 period compared to the 2007 period as a result of the 2007 period being shortly after our sales of common stock in November 2006 and December 2006 for which there were no similar transactions subsequent to those dates; and

•	Generally lower interest rates during the 2008 period compared to the 2007 period;
which were partially offset by
•	Earnings on the proceeds received from the sale of marketable securities in the 2008 period as further discussed in the “Financial Overview” section above.
Interest Expense

	Three Months
	Ended September 30,
	2007	2008
Interest expense	$169	$155
Percent increase (decrease) from previous period	N/A	(8)%
     This expense decreased for the 2008 period compared to the 2007 period due to reductions in the total principal balance outstanding under notes payable on which we are paying interest as a result of normal debt service payments.
Other Income

	Three Months
	Ended September 30,
	2007	2008
Other income	$257	$306
Percent increase (decrease) from previous period	N/A	19%
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

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007
     The following comparisons are for the nine months ended September 30, 2008 and September 30, 2007. References to the “2008 period” refer to the nine months ended September 30, 2008 and references to the “2007 period” refer to the nine months ended September 30, 2007. All dollar amounts in the tables are in thousands unless noted otherwise.
Contract Services, Grant and Other Revenue

	Nine Months
	Ended September 30,
	2007	2008
Contract services, grant and other revenue	$543	$638
Percent increase (decrease) from previous period	N/A	17%
     The change in contract services, grant and other revenue for the 2008 period compared to the 2007 period was a result of:
•	Increased contract services revenue for research work and manufacturing process development and product production we performed for third parties as a result of our efforts to expand our offering of these services;
     which was offset by:
•	Decreased research activity funded by federal grants as the work under these grants approached completion and had yet been fully supplemented by activity and funding under new grants;
Research and Development Expense

	Six Months
	Ended September 30,
	2007	2008
Pre-clinical stage programs expense	$1,137	$938
Clinical stage programs expense	9,359	9,745
General research and development expense	2,516	1,937

Total research and development expense	$13,012	$12,620

Percent increase (decrease) in total from previous period	N/A	(3)%
     Research and development expense included share-based compensation expense of $454,000 for the 2008 period and $799,000 for the 2007 period.
     We experienced a reduction in research and development expense in the 2008 period compared to the 2007 period due to:
•	Decreased share-based compensation expense which is discussed further below under “Share-Based Compensation Expense;”

•	Decreased costs of manufacturing supplies of clinical materials as our manufacturing activities in earlier periods provided us with adequate quantities of clinical materials to conduct our clinical trials for the foreseeable future such that we were able to reduce such manufacturing activities in the 2008 period;

•	Decreased clinical and regulatory expenses related to the preparation of filings with the FDA and EMEA as we completed those initial filings related to ADVEXIN therapy during the 2008 period;

•	A reduction in staff in the 2008 period primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones toward which these positions were required; and

•	Ongoing programs to reduce our operating expenses.

which was offset by:
•	The effect on the 2007 period of reaching an agreement with a third party during that period that resulted in us not having to pay certain of their invoices that were previously included in our accounts payable that in turn reduced operating expenses for that period..
General and Administrative Expense

	Nine Months
	Ended September 30,
	2007	2008
General and administrative expense	$9,780	$7,720
Percent increase (decrease) from previous period	N/A	(21)%
     General and administrative expense included share-based compensation expense of $2.8 million for the 2008 period and $3.1 million for the 2007 period.
     The change in the 2008 period compared to the 2007 period was a result of:
•	Decreased legal fees incurred with respect to certain matters arising during the normal course of our business;

•	The termination of the consulting agreement between EJ Financial and us effective December 31, 2007;

•	Cash compensation paid to our Board of Directors in connection with a grant of restricted stock to them during the 2007 period for which there was no similar grant during the 2008 period;

•	Ongoing programs to reduce our operating expenses; and

•	Decreased share-based compensation expense, which is discussed further below under “Share-Based Compensation Expense.”
Share-Based Compensation Expense

	Nine Months
	Ended September 30,
	2007	2008
Share-based compensation expense	$3,885	$3,302
Percent increase (decrease) from previous period	N/A	(15)%
The change in the 2008 period compared to the 2007 period was primarily a result of:
•	A grant of restricted stock to our Board of Directors during the 2007 period for which there was no similar grant during the 2008 period;

•	The forfeiture of stock options resulting from normal employee attrition and reductions in staff; and

•	Variances in the risk-free interest rate, the volatility of our stock price and other factors considered in our determination of share-based compensation expense using the Black-Scholes option pricing model.
Interest Income

	Nine Months
	Ended September 30,
	2007	2008
Interest income	$1,096	$186
Percent increase (decrease) from previous period	N/A	(83)%
     The change in the 2008 period compared to the 2007 period was a result of:
•	A lower overall average balance of cash, cash equivalents and short-term investments in the 2008 period compared to the 2007 period as a result of the 2007 period being shortly after our sales of common stock in

November 2006 and December 2006 for which there were no similar transactions subsequent to those dates; and

•	Generally lower interest rates during the 2008 period compared to the 2007 period;
which were partially offset by
•	Earnings on the proceeds received from the sale of marketable securities in the 2008 period as further discussed in the “Financial Overview” section above.
Interest Expense

	Nine Months
	Ended September 30,
	2007	2008
Interest expense	$514	$480
Percent increase (decrease) from previous period	N/A	(7)%
     This expense decreased for the 2008 period compared to the 2007 period due to reductions in the total principal balance outstanding under notes payable on which we are paying interest as a result of normal debt service payments.
 Realized Gain on Sale of Marketable Securities

	Nine Months
	Ended September 30,
	2007	2008
Realized gain on sale of marketable securities	$—	$4,388
Percent increase (decrease) from previous period	N/A	100%
     The change in the 2008 period compared to the 2007 period was a result of our sale of all the shares we owned of Silence Therapeutics as further discussed in the “Financial Overview” section above.
Other Income

	Nine Months
	Ended September 30,
	2007	2008
Other income	$755	$882
Percent increase (decrease) from previous period	N/A	17%
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
Liquidity and Capital Resources
     In the following discussion of liquidity and capital resources, references to the 2008 period refer to the nine months ended September 30, 2008 and references to the 2007 period refer to the nine months ended September 30, 2007. All dollar amounts are in thousands unless noted otherwise.
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
Going Concern
     We need to obtain additional cash to continue our operations. If we are unable to raise additional funds for working capital, we will substantially consume all of our cash and cash equivalents on hand at September 30, 2008, plus the amounts we may earn subsequently from contract services, grants and/or interest income in the future, sometime during the quarter ending March 31, 2009 and will likely be unable to continue as a going concern at that time. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations.
     We may be able to obtain additional cash through public or private equity offerings, debt financings, corporate collaborations, licensing arrangements, sales of certain of our assets (such as real estate) or other means. However, there can be no assurances that additional financing will be available when needed or on terms favorable to us or our stockholders. If we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, we may be required to transfer to other parties rights to our technologies or product candidates, or grant licenses on terms not favorable to us.
     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections of this document. In the event we cannot obtain additional cash, we may have to further reduce the scope of our operations and related cash needs to a level that may extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include further reduction in the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.
     The efforts described above could be unsuccessful. In that event, we would likely be unable to continue as a going concern.
Funds on Hand and Consumed
     We have incurred annual operating losses since our inception. At September 30, 2008, we had an accumulated deficit of $217.4 million.
     Our cash equivalents and short-term investments are generally comparable financial instruments, with short-term investments having original maturity dates in excess of three months. At December 31, 2007, our marketable securities consisted of issued share capital of other public companies and were classified as available-for-sale. Our balances are as follows:

	December 31,	September 30,
	2007	2008
Cash and cash equivalents	$11,320	$6,294
Short-term investments	3,585	—

Total cash, cash equivalents and short-term investments	14,905	6,294
Marketable securities	10,165	—

Total cash, cash equivalents, short-term investments and marketable securities	$25,070	$6,294

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

     The change in our cash and cash equivalents, exclusive of short-term investments and marketable securities, consisted of the following amounts, the details of which are presented in our condensed consolidated statements of cash flows in “Item 1. Financial Statements” above:

	Nine Months
	Ended September 30,
	2007	2008
Net cash (used in) operating activities	$(17,404)	$(15,382)
Net cash provided by investing activities	$3,211	$10,847
Net cash (used in) financing activities	$(1,973)	$(440)
     From inception through September 30, 2008, we have financed our operations primarily from the following sources, the amounts of which are presented net of related expenses paid in cash (in millions):

Equity sales in December 2003, December 2004, November 2006 and December 2006 through registered direct offerings under a shelf registration filed with the SEC	$69.1
Collaborative research and development payments from Aventis Pharmaceutical Products, Inc, which is now Sanofi-Aventis, (Aventis) from 1994 to 2000	49.7
Private equity sales to Aventis from 1994 to 1999	39.4
Initial public offering in October 2000	32.2
Private equity sales to various other parties	29.9
Contract services, grants, interest and other income	31.8
Equity sales to Colgate-Palmolive under a shelf registration filed with the SEC and pursuant to an alliance agreement entered into in November 2005	19.6
Mortgage financing from banks for our facilities	9.9
Sales of ADVEXIN therapy product to Aventis for use in later-stage clinical trials from 1997 to 2000	7.5
Sale of shares of shares of Silence Therapeutics plc in January 2008	7.4
Leases and notes payable from commercial lessors and lenders to acquire equipment pledged as collateral for those leases and notes	6.6
Net Cash Used in Operating Activities

	Nine Months
	Ended September 30,
	2007	2008
Net cash used in operating activities	$(17,404)	($15,382)
     The net cash we used in our operating activities relates to the following items:
•	Net loss - The net loss reported in our statement of operations includes certain expenses that do not involve the use of cash. The following table illustrates the portion of our net loss for which we use cash:

	Nine Months
	Ended September 30,
	2007	2008
Net loss	$(20,912)	$(14,722)
Less expenses not requiring the use of cash:
Non-controlling interests in income of consolidated subsidiary	—	(4)
Depreciation	788	746
Share-based compensation	3,885	3,302
Gain on sale of marketable securities	—	(4,388)

Portion of net loss for which we use cash	$(16,239)	$(15,066)

Percent decrease from previous period	N/A	(7)%

     See “Comparison of Nine Months Ended September 30, 2008 and September 30, 2007” above for a discussion of the changes in the components of our net loss.
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
•	Deferred revenue and other - These accounts relate to:
•	Cash payments for contract manufacturing, process development and product production services work received in advance of completing the work to which the payments relate, which increases our deferred revenue. This deferred revenue decreases, with no effect on cash, as we complete the work and recognize the related revenue; and

•	Rental income we receive from the sublease of laboratory space to third parties under leases that have variable monthly rent amounts over the term of the lease. We recognize this income on a straight-line basis over the term of the lease. Cash payments received in excess of rental income recognized is recorded as deferred revenue. This deferred revenue decreases, with no effect on cash, when the cash payments we receive are less than the rental income recognized on a straight-line basis.
The changes in deferred revenue and other for the 2008 and 2007 periods are related to one or more of the above items, with no single component of those aggregate changes being material to our business as a whole. In addition to the above items, we experienced a larger increase in deferred revenue and other collectively in the 2008 period compared to the 2007 period due to increased contract services for manufacturing process development and product production we performed for third parties as a result of our active efforts to expand our offering of these services for which revenue is deferred until substantial completion of the work;
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
     Depreciation is an expense in our net loss that does not use cash. This expense decreased in the 2008 period compared to the 2007 period due to the absence of significant property and equipment acquisitions during the 2008 and 2007 periods and our use of declining balance depreciation methods that results in decreasing depreciation charges over the life of an asset.
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
 Net Cash Provided by Investing Activities

	Nine Months
	Ended September 30,
	2007	2008
Net cash provided by investing activities	$3,211	$10,847

     The change in the 2008 period compared to the 2007 period was primarily due to:
•	The sale of our marketable securities for net cash proceeds of approximately $7.4 million in the 2008 period; and

•	A higher amount of equipment purchases to support our business being necessary in the 2008 period compared to the 2007 period;
     which was offset by:
•	A lower level of net activity in sales of short-term investments in the 2008 period compared to the 2007 period arising from (1) normal variations in the amount and timing of purchases and sales of short-term investments based on our operating needs for cash and cash equivalents and (2) the availability of cash from sales of our common stock;
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
Net Cash Used in Financing Activities

	Nine Months
	Ended September 30,
	2007	2008
Net cash used in financing activities	$(1,973)	$(440)
     The change in the 2008 period compared to the 2007 period was primarily due to:
•	The payment during the 2007 period of approximately $1.6 million of fees payable to a placement agent that were accrued as of December 31, 2006, which were for the placement agent’s work supporting the sale of our common stock in November 2006 and December 2006; and

•	A decrease in proceeds from exercise of options for common stock in the 2008 period compared to the 2007 period, which is activity that can vary based upon the discretionary actions of the individuals holding such options; which were offset by:

•	A decrease in the payment of mortgage loan and equipment notes principal in the 2008 period compared to the 2007 period as equipment notes balances were paid in full through normal schedule payments.
 Debt Service, Lease and Other Contractual Obligations
     We have fixed debt service obligations under notes payable for which the liability is reflected on our balance sheet. We used the proceeds from these notes payable to finance facilities and equipment. Aggregate payments due under these obligations are as follows (in thousands):

Total debt service payments for October 1, 2008 through December 31, 2008	$274
Total debt service payments due during the year ending December 31:
2009	1,011
2010	881
2011	760
2012	735
2013	735
Thereafter	8,167

Total debt service payments	12,563
Less portion representing interest	(5,149)

Total principal balance at September 30, 2008	$7,414

Principal balance presented on the September 30, 2008 balance sheet as liabilities in these categories:
Current portion of notes payable	$517
Notes payable, net of current portion	6,897

Total principal balance at September 30, 2008	$7,414

     We have a mortgage note payable to a bank related to our facilities that originated in November 1998. We make monthly principal and interest payments on this note based on a 25 year amortization schedule, which is the basis upon which the debt service obligations illustrated above are computed. This note has an eleven year term such that it matures in November 2009 at which time the then outstanding principal balance of approximately $6.6 million is due. If we are unable enter into a transaction to refinance that balance to extend the period of time over which it can be paid or relieve ourselves of that note obligation (such as through a sale of our real estate), we could be in default on the note when it matures and the lender could then exercise its rights with regard to our primary facility that is collateral for this note, which could include us losing the right to use that facility as a result of foreclosure or other actions by the mortgage lender.
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
     Since these leases are operating leases under generally accepted accounting principles, no liability related to them is reflected on our balance sheet. Future minimum annual rental payments due under these leases and all other operating leases, the last of which is due in 2026, are as follows (in thousands):

October 1, 2008 through December 31, 2008	$128
Year ending December 31,
2009	320
2010	166
2011	161
2012	156
2013	156
Thereafter	1,991

Total minimum lease payments under operating leases	$3,078

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
     We have a consulting agreement with Jack A. Roth, M.D., Chairman of the Department of Thoracic Surgery and Director of the Keck Center for Gene Therapy at The University of Texas M. D. Anderson Cancer Center where he holds the Bud Johnson Clinical Distinguished Chair. Dr. Roth is the primary inventor of the technology upon which our ADVEXIN therapy is based and numerous other technologies we utilize. We licensed Dr. Roth’s inventions from M. D. Anderson Cancer Center. Dr. Roth is our Chief Medical Advisor and chairman of our scientific advisory board. His duties involve the regular interaction and consultation with our scientists and others on our behalf. As compensation for his services and responsibilities, this consulting agreement provides for payments to Dr. Roth of $215,000 per annum. These payments continue through the end of the consulting agreement term on September 30, 2009. We may terminate this agreement at our option upon one year’s advance notice. If we had terminated this agreement as of September 30, 2008, we would have been obligated to make final payments totaling $215,000. Dr. Roth is one of our stockholders.
     A placement agent assisted with our sale of common stock in November 2006 and December 2006. As consideration for its services, our arrangement with them provides for future payments to them of fees totaling $100,000 through December 2008. The obligation to make these remaining payments is in question and is currently under review.
     We sublease a portion of our facilities to M. D. Anderson Cancer Center, a component institution of The University of Texas System, which is one of our shareholders. They are obligated to pay us rent and facilities operating expense reimbursements of approximately $32,000 per month through January 31, 2009 and $27,000 per month thereafter for the remainder of the non-cancelable term of this lease, which expires in 2012.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. Our risks, risk management strategies and sensitivity analyses estimating the effects of changes in fair values for each of these exposures at September 30, 2008 are outlined below. Actual results may differ materially from our sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures.
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
     We have performed sensitivity analyses as of September 30, 2008 and December 31, 2007 using a modeling technique that measures the change in our interest income arising from a hypothetical 100-basis point decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our fixed rate long-term debt and short-term investments. The analyses use actual maturities for our fixed rate long-term debt and short-term investments. The discount rates we used were based on the market interest rates in effect at September 30, 2008 and December 31, 2007. The sensitivity analyses indicated a hypothetical 100-basis point decrease in the interest rates of our cash, cash equivalents and short-term investments as of September 30, 2008 would decrease our interest income by approximately $63,000 per year and approximately $15,750 per quarter, compared to a decrease in our interest income of approximately $149,000 per year and approximately $37,260 per quarter as of December 31, 2007.
     At September 30, 2008, the fair value of our fixed-rate debt approximated its carrying value based upon discounted future cash flows using current market prices.
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
Item 1A. Risk Factors
If we are unable to raise additional funds for working capital, we will likely be unable to continue as a going concern.
     We need to obtain additional cash to continue our operations. If we are unable to raise additional funds for working capital, we will substantially consume all of our cash and cash equivalents on hand at September 30, 2008, plus the amounts we may earn subsequently from contract services, grants and/or interest income in the future, sometime during the quarter ending March 31, 2009 and will likely be unable to continue as a going concern at that time. Unforeseen circumstances could cause us to consume cash more rapidly than expected and shorten the period during which the resources currently available to us can fund our operations.
     We may be able to obtain additional cash through public or private equity offerings, debt financings, corporate collaborations, licensing arrangements, sales of certain of our assets (such as real estate) or other means. However, there can be no assurances that additional financing will be available when needed or on terms favorable to us or our stockholders. If we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, we may be required to transfer to other parties rights to our technologies or product candidates, or grant licenses on terms not favorable to us.
     In July 2008, we reduced our staff by approximately 20 positions primarily associated with ADVEXIN therapy development and regulatory submission programs that have achieved the milestones discussed in various sections of this document. In the event we cannot obtain additional cash, we may have to further reduce the scope of our operations and related cash needs to a level that may extend the period of time during which we can rely on existing resources to conduct our business activities. Such adjustments in the scope of our operations could include further reduction in the number of our personnel and perhaps delaying or discontinuing certain product and service development activities critical to achieving our business objectives. In particular, such actions could adversely affect our ability to continue pursuing regulatory approval to market ADVEXIN therapy at our desired pace, to continue development of other new product candidates and to pursue the ITS business plan.
     The efforts described above could be unsuccessful. In that event, we would likely be unable to continues as a going concern.
If we are unable to maintain our NASDAQ Global Market listing, the liquidity of our common stock would be seriously limited.
     On September 4, 2008, we received a Staff Determination Letter from NASDAQ indicating that we had not regained compliance with Market Place Rule 4450(b)(1)(A), requiring a minimum $50 million market value of listed securities for continued inclusion on The NASDAQ Global Market. We appealed this initial delisting determination to a hearing conducted by a NASDAQ Listing Qualifications Panel (the Panel), on October 16, 2008. The Panel has not yet rendered a decision regarding our appeal. In the event of an unfavorable determination by the Panel, we would alternatively apply to have our common stock transferred to the NASDAQ Capital Market, as long as we satisfy the requirements for continued inclusion on the NASDAQ Capital Market set forth in the NASDAQ Marketplace Rules. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Global Market, nor can there be assurance that our shares will alternatively be approved for listing on the NASDAQ Capital Market. We believe that we do not currently comply with the minimum listing requirements for The NASDAQ Capital Market.
     On September 29, 2008, NASDAQ notified us that for the last 30 consecutive business days, our bid price for our common stock had closed below the minimum $1.00 required for continued listing on The NASDAQ Global Market as set forth in Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rules, we will have one hundred eighty (180) days, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of Marketplace Rule 4450(a)(5) until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to July 1, 2009. If we are unsuccessful in meeting the minimum bid requirement on or before July 1, 2009, NASDAQ will notify us that our common stock will be delisted from the NASDAQ Global Market. If we receive such a notice, we may appeal NASDAQ’s determination to delist our common stock or, alternatively, we may apply to transfer our common stock to the NASDAQ Capital Market, provided that we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.
     Delisting from The NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If our common stock is delisted from the NASDAQ Stock Market, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered less efficient trading markets. As a result, any delisting from the NASDAQ Stock Market would likely materially limit the liquidity of our common stock, which would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and impair our potential to raise future capital through the sale of our common stock. Delisting from the NASDAQ Stock Market could also, have an adverse effect on the trading price of our common stock, and as a result, could adversely affect our relationships with vendors and customers as well as our ability to hire and retain qualified employees.
We have a mortgage note to a bank that is due and payable in November 2009.
     We have a mortgage note payable to a bank related to our facilities. This note originated in November 1998. We make monthly principal and interest payments on this note based on a 25 year amortization schedule. This note has an eleven year term such that it matures in November 2009 at which time the then outstanding principal balance of approximately $6.6 million is due. If we are unable enter into a transaction to refinance that balance to extend the period of time over which it can be paid or relieve ourselves of that note obligation (such as through a sale of our real estate), we could be in default on the note when it matures and the lender could then exercise its rights with regard to our primary facilities that are collateral for this note, which could include us losing the right to use those facilities as a result of foreclosure or other actions by the mortgage lender.
If we are unable to commercialize ADVEXIN therapy in various markets for multiple indications, particularly for the treatment of recurrent head and neck cancer, our business will be harmed.
     Our ability to achieve and sustain operating profitability depends on our ability to successfully commercialize ADVEXIN therapy in various markets for multiple indications, which depends in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for ADVEXIN therapy and other product candidates. In particular, our ability to achieve and sustain profitability will depend in large part on our ability to commercialize in the United States ADVEXIN therapy for the treatment of recurrent head and neck cancer. In September 2008, we announced that the FDA notified us that our BLA for ADVEXIN® (p53 tumor suppressor therapy) for the treatment of recurrent, refractory squamous cell carcinoma of the head and neck, submitted on June 30, 2008, was not sufficiently complete and would not be accepted for filing at that time. We are working with the FDA to cure any deficiencies in the application. However, there can be no assurance that our application will be accepted. We cannot assure you we will receive approval for ADVEXIN therapy for the treatment of recurrent head and neck cancer or other types of cancer or indications in the United States or in other countries or if approved that we will achieve significant level of sales. If we are unable to do so, our business will be harmed.

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
     We have completed or are conducting various clinical trials of our lead product candidate, ADVEXIN therapy, which is based on the p53 tumor suppressor, for the treatment of various cancers. Current or future clinical trials may demonstrate ADVEXIN therapy is neither safe nor effective in the patient populations evaluated in those studies.
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
     We have encountered a delay in the acceptance of our BLA for ADVEXIN and may additional encounter delays in the regulatory approval process due to additional information requirements from the FDA, unintentional omissions in our BLA for ADVEXIN therapy, or other delays in the FDA’s review process. We may encounter delays in the regulatory approval process due to additional information requirements from the EMEA, unintentional omissions in our Marketing Authorization Application filed with the EMEA, or other delays in the EMEA’s review process. We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA or EMEA policy during the period of product development, clinical trials and FDA and EMEA regulatory review.

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
     We have generated operating losses since we began operations in June 1993. As of September 30, 2008, we had an accumulated deficit of approximately $217.4 million. We expect to incur substantial additional operating expense and losses over the next several years as our research, development, pre-clinical testing and clinical trial activities continue. As we expand our operations and develop systems to support commercialization of our product candidates, these losses, among other things, have had, and are expected to continue to have, an adverse impact on our total assets, stockholders’ equity and working capital.
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

Our formation and development of Introgen Technical Services, Inc. ITS may not be successful, may be costly and may divert management attention and resources away from the development and commercialization of ADVEXIN therapy and our other product candidates.
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
     Our research and development programs, other than our programs for ADVEXIN therapy and INGN 241, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.
Certain regulations may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our existing products.
     On September 27, 2007, the President signed into law the FDA Amendments Act, or FDAAA. This legislation grants significant new powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a significant impact on the pharmaceutical industry, the FDA has not yet implemented many of its provisions and the extent of the impact is not yet known. The requirements and changes imposed by the FDAAA may make it more difficult, and more costly, to obtain and maintain approval of new pharmaceutical products and to produce, market and distribute existing products.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” became effective for us on January 1, 2006. This statement requires that employee share-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R has had a significant impact on our results of operations for the three months and nine months ended September 30, 2008. Using the Black-Scholes option pricing model to compute share-based compensation expense as we do requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term optionholders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term of a stock option and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in our financial statements. We anticipate that SFAS No. 123R will continue to have a significant impact on our results of operations.
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
     Dr. John N. Kapoor, a member of our Board of Directors, is also associated with EJ Financial, a healthcare investment firm that is wholly owned by him. In the past, we have paid EJ Financial $175,000 per year under a consulting agreement for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on our affairs. EJ Financial is also involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete. Effective December 31, 2007, this consulting agreement ended by mutual agreement between EJ Financial and us. Accordingly we no longer make payments under this agreement.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On November 5, 2008, James W. Albrecht, Jr., tendered his resignation as Introgen’s Chief Financial Officer and from all positions that he held with Introgen and its subsidiaries, effective as of November 14, 2008. Mr. Albrecht advised us that he resigned to pursue new opportunities and not because of any disagreement with management or our accounting practices or policies for which he was responsible. We have accepted his resignation. A copy of the disclosure in this Form 10-Q was provided to Mr. Albrecht, and he has indicated his agreement with the contents of this disclosure.
Item 6. Exhibits

Exhibit
Number		Description of Document

3.2	—	Third Amended and Restated Bylaws

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INTROGEN THERAPEUTICS, INC.
November 10, 2008	By:	/s/ James W. Albrecht, Jr.
James W. Albrecht, Jr.
On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.2	—	Third Amended and Restated Bylaws

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002